Form 10-Q
period 2021-09-30
Rose Hill Acquisition Corp
filed 2021-11-29
CIK 1870129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File
No. 001-40900

ROSE HILL ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
981 Davis Dr NW, Atlanta, Georgia 30327
(Address of Principal Executive Offices, including zip code)
(607) 279 2371
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	ROSEU	Nasdaq Global Market
Class A ordinary shares, par value $0.0001 per share	ROSE	Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	ROSEW	Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of November 29, 2021 there were

14,375,000
Class A ordinary shares, par value $0.0001 per share, and
5,031,250
Class B ordinary shares, $
0.0001
par value per share, issued and outstanding.

ROSE HILL ACQUISITION CORPORATION
Quarterly Report on Form
10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheet as of September 30, 2021 (unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2021, and for the period March 29, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity for the period March 29, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the period March 29, 2021 (inception) through September 30, 2021 unaudited	4
	Notes to Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Control and Procedures	18
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
SIGNATURES		21

Item 1. Financial Statements
ROSE HILL ACQUISITION CORPORATION
CONDENSED BALANCE SHEET

September 30, 2021
ASSETS
OTHER ASSETS
Deferred offering costs	399,334

Total other assets	399,334

TOTAL ASSETS	$399,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,619
Accrued offering costs	236,348
Note payable - related party	163,502

Total current liabilities	409,469

TOTAL LIABILITIES	$409,469

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	$—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,031,250 issued and outstanding (1)	503
Additional paid-in capital	24,497
Accumulated deficit	(35,135)

TOTAL SHAREHOLDERS’ EQUITY	(10,135)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$399,344

(1)
This number includes an aggregate of up to 656,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note
5
).

The accompanying notes are an integral part of these condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	For the three months period ended September 30, 2021 (Unaudited)	For the period March 29, 2021 (inception) through September 30, 2021
EXPENSES
General and administrative expenses	$27,654	$35,135

Total expenses	27,654	35,135

NET LOSS	(27,654)	(35,135)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING, BASIC AND DILUTED, REDEEMABLE SHARES SUBJECT TO REDEMPTION (1)	4,375,000	4,375,000

BASIC AND DILUTED NET INCOME PER SHARE, REDEEMABLE SHARES SUBJECT TO REDEMPTION	$0.00	($0.01)

(1)
This number excludes an aggregate of up to 656,250 shares of Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note
5
).

The accompanying notes are an integral part of these condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

	Ordinary shares
	Class A		Class B				Total shareholder’s equity
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit
Balance, March 29, 2021 (inception)	—	$—	—	$—	$—	$—		$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,031,250	503	24,497	—		25,000
Net loss	—	—	—		—	7,481		7,481

Balance, June 30 , 2021	—	$—	5,031,250	$503	$24,497	$7,481	$

Net loss	—	—	—	—	—	(27,654)		(27,654)

Balance, September 30, 2021 (unaudited)	—	$—	5,031,250	$503	$24,497	$(35,135)		$(10,135)

(1)	This number includes an aggregate of up to 656,250 Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 4).
The accompanying notes are an integral part of these condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

For the period March 29, 2021 (inception) through September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,135)
Accounts payable and accrued expenses	35,135
Net cash flows used in operating activities	—

NET CHANGE IN CASH	—

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$—

Supplemental disclosure of noncash activities:

Payment of deferred offering costs and accrued expenses by note payable - related party	$163,502

Deferred offering costs included in accrued offering costs	$236,368

Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of these condensed financial statements

ROSE HILL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Note 1 – Description of Organization and Business Operations
Rose Hill Acquisition Corporation (the “Company”) was incorporated in the Cayman Islands on March 29, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the
 Company had not commenced any operations. All activity
through September 30, 2021
 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October
13
,
2021
. On October
18
,
2021
, the Company consummated the IPO of
12,500,000
units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $
10.00
per Unit generating gross proceeds of $
125,000,000
, which is discussed in Note
3
. The company has selected December
31
as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 5,500,000 warrants (“Private Placement Warrants”) at a price of $1.25 per Private Placement Warrant in a private placement to the Company’s sponsor, Rose Hill Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”), and J.V.B Financial Group, LLC (“Cohen”) generating gross proceeds of $6,875,000, which is described in Note 4.
Offering costs for the IPO amounted to $9,268,391, consisting of $1,724,451 of underwriting fees, $6,250,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,293,940 of other costs. As described in Note 6, the $6,250,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 18, 2023, subject to the terms of the underwriting agreement.
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,875,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $1,875,0000 and incurring additional offering costs of $1,312,500 in underwriting fees, all of which is deferred until the completion of the Company’s initial business combination. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $750,000.
Following the closing of the IPO, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.
The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with
ASC 470-20. The
Class A ordinary shares is subject to
ASC 480-10-S99. If
it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).
While redemptions cannot cause the Company’s net tangible assets to fall below $
5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% or more of the Class A Ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem
 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public S hare
holders with the opportunity to redeem their shares of Class A Ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by January 18, 2023, 15 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity
At September 30, 2021, the
Company had no cash and a working capital deficit of $403,189. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering on October 18, 2021 at which time capital in excess of the funds deposited in the
Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statement was issued.. The financial statement does not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, the Company had no cash balance or any cash equivalents.
Offering Costs
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ partial exercise of the over-allotment option, amounted to $10,580,891 (including $1,312,500 of underwriting fees charged on the over-allotment exercise). Of this amount, $10,030,391 was charged to stockholders’ equity upon the completion of the IPO and $550,500 was expensed due to allocating certain offering costs to the warrant liability.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP stablishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value

•	hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of September 30, 2021.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.
Note 3 — Initial Public Offering
Pursuant to the IPO, the Company sold 14,375,000 units (including 1,875,000 units as part of the underwriters’ exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary shares (such shares of Class A Ordinary shares included in the Units being offered, the “Public Shares”), and one-half a
redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 — Private Placement
On October 18, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 6,100,000 warrants (the “Placement Warrants”) in a private placement transaction at a price of $1.25 per Placement Warrant, generating gross proceeds of $7,625,000. The Placement Warrants were purchased by Cantor (805,000 Placement Warrants), Cohen (345,000 Placement Warrants) and Sponsor (4,950,000 Placement Warrants). Each whole Placement Warrant will be exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement
Warrants and all underlying securities will be worthless.
Note 5 — Related Party Transactions
Founder Shares
On June 15, 2021, the Sponsor purchased 5,031,250 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 8. Holders of Founder Shares may also elect to convert their shares of Class B ordinary shares into an equal number of shares of Class A ordinary shares, subject to adjustment, at any time. The initial shareholders agreed to forfeit up to 656,250 Founder Shares to the extent that the 45-day over-allotment
option was not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option in full, the Sponsor did not forfeit any Founder Shares.

The initial shareholders will agree, subject to limited exceptions, not
to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

Related Party Loans
On June 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable on the earlier of December 31, 2021 or the completion of the IPO. On September 30, 2021 the outstanding balance payable on this note was $163,502.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants.
Support Services
The Company intends to pay for services related to office space a fee of up to $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A ordinary shares) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period
for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
The Company granted the underwriters
a 45-day option
from the final prospectus relating to the IPO to purchase up to 1,875,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 18, 2021, the underwriters fully exercised their over-allotment option and purchased 1,875,000 units at $10.00 per unit.
The underwriters were paid a cash underwriting discount of $0.20 per unit, or $2,875,000 in the aggregate at the closing of the IPO (which includes $375,000 related to the exercise of the over-allotment option), of which $775,549 was reimbursed to the Company to pay for additional advisors and expenses. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.50 per unit, or $7,187,500 (which includes $937,500 related to the exercise of the over-allotment option) from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 7 — Shareholder’s Equity
Ordinary shares
Class
 A Ordinary shares
 — The Company is authorized to issue 200,000,000 shares of Class A Ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary shares
 — The Company is authorized to issue 20,000,000 shares of Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 5,031,250 shares of Class B Ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ 45-day over-allotment
option was exercised in full.
Holders of shares of Class A ordinary shares and shares of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of stockholders.
The shares of Class B ordinary shares will automatically convert into shares of Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis,
subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis,
25.9% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the IPO plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B ordinary shares into an equal number of shares of Class A ordinary shares, subject to adjustment as provided above, at any time.

Preference Shares
 — The Company is authorized to issue 2,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preference shares issued or outstanding.
Note 8 — Warrants
Warrants—
The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such shares of Ordinary shares. Notwithstanding the foregoing, if a registration statement covering the shares of Ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00
Once the warrants become exercisable, we may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants— Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

We will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the

30-day redemption
period. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Except as set forth below, none of the private placement warrants will be redeemable by us so long as they are held by our sponsor, Canto, Cohen or their permitted transferees.
The “fair market value” of our Class A ordinary shares for the above purpose shall mean the volume weighted average price of our Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. We will provide our warrant holders with the final fair market value no later than one business day after the 10 trading day period described above ends. Any redemption of the warrants for Class A ordinary shares will apply to both the public warrants and the private placement warrants.
No fractional Class A ordinary shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder. Please see the section entitled “Description of Securities—Warrants—Public Shareholders’ Warrants” for additional information.
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
The Private Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants and the shares of Ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so
long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The exercise price and number of shares of ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
In addition, if the Company issues additional shares of ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of ordinary shares or equity-linked securities.
N
ote 9 — Subsequent Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.
Following the closing of the Initial Public Offering on October 18, 2021, an amount of $146,625,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Rose Hill Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refers to Rose Hill Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
Some of the statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering (the “Initial Public Offering”); and

•	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our Initial Public Offering, filed with the SEC on October 15, 2021.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
Rose Hill Acquisition Corporation (the “Company”) was incorporated on March 29, 2021, as a Cayman Islands exempted company. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
For the three months ended September 30, 2021, and for the period March 29, 2021 (inception) through September 30, 2021, we had a net loss of $27,654 and $35,153 respectively which consisted of organizational costs.
Liquidity and Capital Resources
The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the IPO of 12,500,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $125,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,500,000 warrants (“Private Placement Warrants”) at a price of $1.25 per Private Placement Warrant in a private placement to the Company’s sponsor, Rose Hill Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”), and J.V.B Financial Group, LLC (“Cohen”) generating gross proceeds of $6,875,000
Following the closing of the IPO, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
For the period March 29, 2021 (inception) through September 30, 2021, there was no cash used in operating activities.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had no cash.
On June 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable on the earlier of December 31, 2021 or the completion of the IPO. On September 30, 2021 the outstanding balance payable on this note was $163,502.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with un entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to a deferred underwriting commissions of $0.50 per unit, or $7,187,500 (which includes $937,500 related to the exercise of the over-allotment option) from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Recent Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our Initial Public Offering filed with the SEC on October 15, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on October 15, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the IPO of 12,500,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $125,000,000, which is discussed in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of 5,500,000 warrants (“Private Placement Warrants”) at a price of $1.25 per Private Placement Warrant in a private placement to the Company’s sponsor, Rose Hill Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”), and J.V.B Financial Group, LLC (“Cohen”) generating gross proceeds of $6,875,000, which is described in Note 4.
Offering costs for the IPO amounted to $9,268,391, consisting of $1,724,451 of underwriting fees, $6,250,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,293,940 of other costs. As described in Note 6, the $6,250,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 18, 2023, subject to the terms of the underwriting agreement.
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,875,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $1,875,0000 and incurring additional offering costs of $1,312,500 in underwriting fees, all of which is deferred until the completion of the Company’s initial business combination. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $750,000.
Following the closing of the IPO, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Item 6. Exhibits.
The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

Exhibit Number	Description

3.1 (1)	Amended and Restated Memorandum and Articles of Association

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document, which is contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Current Report on Form 8-K of Rose Hill Acquisition Corporation filed with the Securities and Exchange Commission on October 18, 2021 (Commission File No. 001-40900).

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSE HILL ACQUISITION CORPORATION

Date: November 29, 2021	By:	/s/ Felipe Canales
	Name:	Felipe Canales
	Title:	Co- Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 29, 2021	By:	/s/ Marco Simental
	Name:	Marco Simental
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 29, 2021	By:	/s/ Albert Hill IV
	Name:	Albert Hill IV
	Title:	Co- Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: November 29, 2021	By:	/s/ Juan Jose Rosas
	Name:	Juan Jose Rosas
	Title:	Co- Chief Financial Officer and Director
(Principal Financial and Accounting Officer)