Form 10-K
period 2021-12-31
Rose Hill Acquisition Corp
filed 2022-03-31
CIK 1870129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number
001-40900

ROSE HILL ACQUISITION CORPORATION
(Exact name of Registrant as specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
981 Davis Dr NW
Atlanta, GA 30327
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (607) 279 2371
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
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES   ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     YES  ☐    NO
☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     YES  ☒    NO    ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in
Rule 12b-2
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).     YES  ☒    NO  ☐
The Registrant’s Units began trading on the Nasdaq Global Market (“Nasdaq”) on October 14, 2021 and the Registrant’s Class A ordinary shares began separate trading on Nasdaq on December 6, 2021. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, was $142,600,000.
As of March 30, 2022 there
were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 5,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.
Documents Incorporated by Reference: None.

Unless otherwise stated in this Annual Report on
Form 10-K
(this “Report”), references to:

•	“we,” “us,” “our,” “company” or “our company” are to Rose Hill Acquisition Corporation, a Cayman Islands exempted company.

•	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“initial shareholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

•	“management” or our “management team” are to our officers and directors;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•
“private placement warrants” are to the warrants issued to our sponsor, Cantor and CCM in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

•	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided
 that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•
“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that may have been acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

•	“sponsor” is to Rose Hill Sponsor LLC, a Delaware limited liability company, which is an affiliate of our officers, directors and advisors;

•
“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement warrants or their permitted transferees; and

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including their industry and geographic location;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic
and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	the risk of operating in foreign countries, including in Latin America; or

•	our financial performance.
The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business.
Introduction
We are a blank check company incorporated as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.
We completed our initial public offering on October 18, 2021, and the proceeds of our initial public offering (in the amount of $146,627,729 as of December 31, 2021) are held in a trust account for the benefit of our public shareholders. We may use such amounts to help fund our initial business combination, subject to the right of our public shareholders to have their ordinary shares of our company redeemed in connection with our initial business combination.
While we may pursue an initial business combination target in any industry or sector, we intend to focus our search on companies that operate in the Latin American markets.
Company History
On October 18, 2021, we completed our initial public offering of 14,375,000 Units. Each Unit consists of one Class A Ordinary Share and one-half
of one Warrant, with each Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $143,750,000.
Concurrent with the closing of the IPO, the Company completed the private sale of (i) an aggregate of 4,950,000 warrants (the “Sponsor Private Placement Warrants”) to Rose Hill Sponsor LLC at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $6,187,500, and (ii) an aggregate of 345,000 warrants (the “CCM Private Placement Warrants”) to J.V.B. Financial Group, LLC at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $431,250. In addition, simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 805,000 warrants (the “UW Private Placement Warrants” and together with the Sponsor Private Placement Warrants and the CCM Private Placement Warrants, the “Private Placement Warrants”) to Cantor at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $1,006,250.
The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants are, so long as the Sponsor, J.V.B. Financial Group, LLC, or Cantor or their permitted transferees hold such warrants, subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and: (1) will not be redeemable by the Company (except as described in the Company’s prospectus); and (2) may be exercised by the holders on a cashless basis. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.
A total of $146,625,000, comprised of the proceeds from the IPO, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Class A ordinary shares included in the Units sold in the IPO properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete its initial business combination within 15 months from the closing of the IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial business
combination activity, and (iii) the redemption of the public shares if the Company is unable to complete an initial business combination within 15 months from the closing of the IPO, subject to applicable law.
On November 29, 2021, we announced that holders of the public units may elect to separately trade the Class A Ordinary Shares and Warrants. Those units not separated will continue to trade on The Nasdaq Global Market (“Nasdaq”) under the symbol “ROSEU,” and the ordinary shares and redeemable warrants that are separated will trade on the Nasdaq under the symbols “ROSE” and “ROSEW,” respectively.

Rose Hill’s Purpose and Competitive Advantage
We believe that the Latin American region holds a diverse base of numerous public-ready businesses seeking capital to fund their operations and achieve long-term growth. However, most companies in the region face hurdles in their pursuit of equity capital through traditional avenues. Late private funding for emerging companies in Latin America remains scarce and expensive, while the local public capital markets outside Brazil have historically been inefficient, illiquid, and limited in depth as compared to the U.S. capital markets. We plan to capitalize on this pent-up
demand for growth equity and market access to provide an attractive capital solution for the region’s high-growth private companies. We strongly believe that the growth path for many of these emerging private companies can be accelerated through a Nasdaq listing, access to the broad U.S. institutional investor base, and the type of strategic partnership that our company offers.
In pursuit of this goal, our investment thesis is based on three core principles to complete a business combination in Latin America: (i) successful navigation of these markets requires a dedicated team of individuals with long track records of success investing and operating in the region; (ii) successfully capitalizing on the Special Purpose Acquisition Company, or SPAC, as a vehicle requires transaction expertise with the SPAC product and ample experience in structuring business combinations; and (iii) long-term value creation post business combination requires deep understanding of both U.S. public market dynamics and Latin American operating requirements. Based on these principles, Rose Hill was founded and strategically structured to provide a comprehensive array of both regional and product know-how
that collectively maximizes our probability of success.
Our management team is comprised of individuals that collectively possess: (i) over 30 years of experience leading publicly traded companies and conglomerates in Latin America; (ii) more than $130 billion of completed mergers and acquisitions transactions across Latin American markets, including leading and managing the Investment Banking practice at Scotiabank in Mexico, and Latin American coverage at Morgan Stanley and Barclays Capital; (iii) deep investment expertise from a Partner at a $1.5 billion asset manager in the region; and (iv) experience underwriting and advising SPAC offerings and business combinations.
Our independent board of directors was selected to provide expertise across our five main Latin American target markets: Mexico, Colombia, Brazil, Chile, and Peru. These individuals bring over 100 years of combined investing and advising experience across dozens of industries in the region. Our independent directors are industry leaders with substantial operational expertise, partners and presidents at leading private equity firms in Latin America, former country CEOs at consulting firms in the region, and former public company senior executives.
Our strategic investor in Latin America, Ameris Capital, brings (i) a deep understanding and track record of success investing in the region across multiple asset classes and industries; (ii) relationships with premier long-only investors in Latin America; (iii) an extensive background in creatively structuring deals in the region; and (iv) a wide breadth of public markets expertise.
In addition, we believe the amount of proceeds raised in our IPO provides the following competitive advantages: (i) broader target universe of Latin American companies in the $400 million to $1 billion enterprise value range; (ii) lower dilution in the form of founder shares to the target company compared to other Latin American-focused SPACs; (iii) bespoke growth capital opportunities for companies of this size range; and (iv) a target size range that can provide the appropriate liquidity post business combination.
We have thoughtfully integrated these principles across all layers of our structure. In our view, these structural advantages position Rose Hill as a well-rounded SPAC team with a deep understanding of every step of the business combination process, from deal sourcing and negotiating in Latin American markets, to forging a long-term successful partnership with a target company that will be well received by the U.S. public markets.
Our Management Team
Throughout their careers, members of our management team have:

•	Led and managed major public and private companies in Latin America including Axtel, Grupo Alfa, Sigma Alimentos and Hylsamex;

•	Built partnerships and relationships with multinational corporations, best-in-class financial sponsors, family-owned businesses, and family offices across the region;

•	Sourced, negotiated, and executed multi-billion-dollar M&A, transactions and equity and debt capital raisings in Latin America for over 18 years;

•	Developed investing and operational expertise in Latin America through private equity investments, entrepreneurial endeavors, and board memberships;

•	Recruited, retained, and managed high-performing management teams with proven track records; and

•	Participated in the underwriting, co-sponsoring, and business combination efforts of SPAC transactions.

Our Independent Directors
We have strategically selected our board of directors to provide expertise across Latin America’s primary markets: Mexico, Brazil, Colombia, Chile, and Peru. For these countries, each board member provides (i) a proprietary network of family and private equity owned businesses that gives us superior target sourcing capabilities;
(ii) operational know-how to
successfully navigate each country’s unique macroeconomic landscape and specific industry dynamics; and (iii) a strategic and network support post business combination for each of those countries and across Latin America.
Our independent directors include:

•
Partners and former CEOs at private equity firms with substantial presence in Latin America, such as Ameris Capital, Victoria Capital Partners, Portland Private Equity, Rio Bravo Investimentos, among others;

•	Operators of major Latin American conglomerates, including Intercorp Perú Ltd, and former country Managing Partner for Brazil Accenture, a globally recognized consulting firm;

•
Top investment bankers in the region such as the Head of Investment Banking at Santander Bank Mexico, the third largest bank in Mexico by assets, and former Head of UBS and Citigroup Investment Banking in Colombia.

Our Strategic Investor
Ameris Capital,
 our strategic investor with deep expertise and experience in Latin America, is a Chilean-based alternative asset manager focused on private and public equities, real estate, private debt, and infrastructure investments with $1.5 billion in assets under management and over 50 investment professionals. Recognized as one of the leading alternative asset managers in the Andean region, Ameris Capital brings over 100 years of combined advisory, investment, and operational experience through their partners, assisting companies in their entire journey to develop, grow, and build long-lasting capabilities. As of December 31, 2021, Ameris’ portfolio was composed of over 30 funds with more than 50 investments as underlying assets. Their partners have been advisors to boards or board directors in companies across industries such as fintech, energy, consumer, industrials, finance, B2B technologies, mining services, and agribusiness.
Our relationship with Ameris will be reinforced by the service of Christian Moreno, President of Ameris, on our board of directors and of Jose Mujica, a partner and Head of private equity at Ameris, on our management team as Chief Strategy Officer. An affiliate of Ameris has made an investment in and is a member of our sponsor.
We will seek to leverage our strategic investor’s platforms, including the option to access its teams, deal prospects, and network to aid the management team in the identification, diligence and operational support of a target for our initial business combination. We believe that we will benefit from our strategic investor’s deep experience as a leading investment firm in Latin America, bringing extensive networks of relationships that we believe may provide us with a distinct advantage for sourcing opportunities and unlocking long-term shareholder value.
Latin America Market Opportunity
We believe that strong fundamentals across Latin America’s demographics support the convergence towards economic development, capital formation, and growth observed in developed countries such as the U.S. and Canada. The region’s expanding middle class, growing young population, participation of women in the labor force, and increasing urbanization position the Latin American economies on a higher growth trajectory than developed countries for the next decade. According to the World Bank, Latin America’s middle class grew by 48% from approximately 152 million people in 2009 to 225.3 million in 2020, signaling an increasing demand for new innovative products and services. In addition, Latin America’s population is more than double that of the U.S. at over 658 million, almost half of which are under 30 years old. Moreover, urbanization rates above 80% remain among the highest in the world, migrating the region’s economies towards higher needs for education, increased productivity, and stronger demand for financial, digitalization and telecommunication services.
We believe these favorable demographic trends combined with recent technological adoption, enable high growth industries such as fintech, e-commerce, telecommunications,
clean technology, and healthcare to thrive and expand across the region. As a result, Latin America’s private sector is expected to capitalize on these growth trends driven by:

•
Infrastructure investments:
 Ongoing private and public investments in physical and digital infrastructure, such as (i) logistics and transport network infrastructure (ii) sustainable and clean energy generation capacity (iii) healthcare infrastructure, and (iv) digital connectivity including fiber, wireless towers and data centers;

•
Largely underpenetrated services and product markets
: Low penetration of financial services, insurance,
and e-commerce services
as a result of market inefficiencies, regulation, and economic underdevelopment. Wide and inexpensive mobile access is now available across the region (66% of Latin Americans own a smartphone) and increasing broadband penetration in major cities provide an opportunity for digitalization adoption in products and services across these markets;

•
Strong private equity and venture capital activity:
 Private equity funding in Latin America increased at a 20.2% CAGR from 2011 to 2019 to $14.3 billion, while venture capital investment soared from $143.0 million in 2011 to $4.6 billion in 2019. We believe that these robust trends, along with the ongoing institutionalization for many family-owned and private companies, are leading indicators of the upcoming requirements of growth capital in the region;

•
Technological and digital expansion
: The
COVID-19
pandemic exacerbated the rapid technological assimilation, digitalization, and cloud migration in Latin America, allowing companies to process and manage large quantities of information through big data and cloud adoption. In addition, enhanced automation in manufacturing continues to drive productivity across Latin America;

•
Favorable macroeconomic tailwinds:
 (i) inflation rates in the region remaining stable at 2.87% from 2011 to 2019, excluding Argentina and Venezuela (ii) average unemployment rates remaining stable at approximately 7.0% from 2011 to 2019, (iii) low interest rates across Mexico, Brazil, Colombia, Chile and Peru, reducing companies’ cost of borrowing and shifting the region’s investment appetite into equities, and (iv) sustained increase in foreign direct investments (FDI) as a percentage of GDP, from 2.75% in 2009 to 3.16% in 2019, accelerating the inflow of capital and investment; and

•
Favorable geopolitical environment:
 Existing trade tensions between the United States and China have resulted in new tariffs decreasing the low-cost competitive
advantage of China. As a result, multinationals are relocating supply chains out of Asia (accelerated by the
COVID-19
pandemic) into Latin America driven by favorable trade agreements, proximity, and cheap labor costs.

Attractiveness of a U.S. Listing for Latin American Companies
In our view, the efficient and optimal path to maximize equity capital raising, liquidity, transparency and access to a diverse investor base is through a U.S. public listing instead of pursuing a late private funding or listing on a local exchange. Additionally, inefficiencies and friction across local capital markets, limited depth, and concentrated institutional investment are challenges for domestic IPOs. We believe a U.S. listing provides strong advantages compared to a local listing based on the following considerations:

•
Broader investor base:
 U.S. listed Latin American companies have access to a broader and sophisticated pool of investors, including emerging markets funds, Latin American long-only funds, qualified institutional buyers, Latin American pension funds, U.S funds looking for emerging markets diversification, and retail investors. In contrast, Latin American local listing investors outside Brazil tend to be limited to local pension funds and select institutional investors, while retail participation remains low;

•
Higher liquidity levels:
 Access to a broader investor base in the U.S. allows for higher average daily trading volume (ADTV) levels. For 2020, the total value traded in the NYSE and NASDAQ exchanges as a percentage of their market capitalization was 115%, compared to only 41% on average for the exchanges in Mexico, Brazil, Colombia, Chile, and Peru;

•	Larger market size and higher risk appetite: The U.S. investor base has a vast breadth of experience analyzing and investing on emerging growth stories, as well as funding complex business models.

•
Limited depth of local markets:
 The region’s domestic equity markets have limited depth, with an average combined stock market capitalization as a percentage of GDP of 51% in 2019 for the exchanges in Mexico, Brazil, Colombia, Chile, and Peru; compared to 175% for the U.S. markets; and

•
Lower Market and Ownership Concentration:
 Latin America’s local markets are dominated by a few large company groups as a percentage of total capitalization, while their ownership is largely concentrated in local pension funds. The U.S. markets provide lower levels of ownership and market concentration, which in turn fosters liquidity levels.

Sector Opportunity
Although we will seek investments in all sectors and industries, we intend to focus on companies with distinct competitive advantages, leading market positions, and operations in fast-growing and profitable sectors in Latin America. Our management team, board of directors, and strategic investors have ample experience and successful track records operating, investing, and advising Latin American companies across the following sectors, and we expect to focus our primary search efforts on these:

•
Healthcare:
 We intend to focus our search efforts on companies within the healthcare services, diagnostics, medical equipment, generic pharmaceutical laboratories, digital and telehealth subsectors. In our view, limited government healthcare spending and insufficient coverage represents an opportunity for private companies to grow and capture significant market share. In 2018, healthcare spending per capita in the region reached $666.9, compared to $4,899.6 for OECD countries, with out-of-pocket expenditures
as a percentage of total health expenditures reaching 30.1%, compared to 13.7% for OECD countries. In addition, improvements in basic infrastructure have shifted the region’s disease burden from communicable diseases to chronic diseases such as obesity, diabetes, cardiovascular diseases and cancer; greatly increasing the demand potential for mobile health tracking, telemedicine, diagnostics, and cost-effective therapies. In 2020, subsector market sizes in Latin America for diagnostics and mobile health reached $2.72 billion and $3.53 billion respectively.

•
Financial Services:
 We intend to target companies within the payments, transaction processing, asset management, insurtech, alternative lending, and digital banking subsectors. We believe a substantial opportunity exists in the financial services sector, specifically in digital banking and payments, given the region’s vastly underpenetrated banking systems coupled with an increase in both digitalization and broadband connectivity. As of May 1 st
, 2021, approximately 50% of Latin Americans were unbanked, while 75% had access to internet connectivity, the majority being through mobile phones. Additionally, government regulators in countries such as Mexico and Brazil continue to lower barriers to entry that have historically prevented fintech companies from obtaining bank charters and lending licenses, while simultaneously promoting digital payment options and services. As a result, several fintech companies have emerged into traditionally underserved and untapped markets, providing efficient digital banking and B2B services for new consumers and merchants. In 2020, fintech venture capital funding in Latin America totaled $2.1 billion, representing a growth of 690% over the past five years.

•
Technology and Digital Infrastructure:
 We intend to focus on companies within the cloudtech, software, data center, IT services, fiber and cell phone tower subsectors. We believe the young demographics, high penetration of smartphone usage, and large-scale digitalization of companies in Latin America have resulted in numerous technology companies emerging and rapidly building digital infrastructure. Additionally, Latin American businesses are increasingly outsourcing their IT functions to more cost-efficient solutions through cloud service, cybersecurity, and IT providers. The region’s cloud computing market is projected to increase at a CAGR of 22.4% from 2019 to 2023, primarily driven by the increase in demand for the hybrid cloud, IaaS, PaaS and SaaS segments. We will seek to capitalize on the region’s heavy wave of technology investments experienced from 2009 to 2020, which saw $16 billion invested across 2,800 tech startups and $4.2 billion of which was raised in 2020 alone. This funding has resulted in numerous high-growth, disruptive companies, now at a mature stage and well poised for a listing on public markets.

•
Consumer Goods and
 E-commerce:
 We intend to focus on companies that access consumers
through non-traditional digital
channels and are data driven in their commercial approach. As demographics and income segmentation become more transparent in the region due to higher digital penetration and urbanization rates, including lower costs of acquiring data and accessing customer directly, we believe that e-commerce and e-services will
continue gaining market share over traditional distribution and retail channels. As a percentage of total advertising expenditures, digital advertising in the region grew from 18% in 2015 to 39.1% in 2020, compared to 62.9% for the U.S. in 2020.
Retail e-commerce in
Latin America grew at a 16.5% CAGR since 2015 to $95.8 billion in 2020. In addition, COVID-19 exacerbated
the growth in
the e-commerce sector,
with over 500 million consumers driven into lock-down regimes and 17% of such consumers attempting to execute an online purchase for the first time. Despite its recent expansion, the sector remains largely underpenetrated compared to developed economies, with e-commerce sales
as a percentage of retail sales in the region of 5.6% in 2020, compared to 21.3% in the U.S.

•
Industrials and Manufacturing:
 We intend to target industrials and manufacturing companies that produce value added and non-commoditized products,
have unique competitive advantages, and cater to large domestic and export markets with emphasis on end-products in
industries of high structural growth or requiring significant tacit knowledge, such as aerospace & defense or electric vehicles. In our view, the lower labor costs, sizeable domestic and export markets, integrated production ecosystems, and relative ease of access to inputs offers substantial opportunity for profitable manufacturing in the region. In addition, free trade agreements between the United States and 11 countries in Latin America and geographic proximity to the United States gives preferable access to the largest consumer end-market in
the world. From an enterprise
standpoint, COVID-19’s disruption
of just-in-time manufacturing
that traditionally relied on Asian markets has caused western multinationals to look to diversify their supply-chains globally. We believe Latin America is well poised to attract this diversification given its proximity, cost advantage and similar time zone to the U.S.

Investment Criteria
We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating initial business combination opportunities, we may decide to enter into a business combination with a target that does not meet all of these criteria and guidelines.

•
Size:
 We intend to target companies
whose pre-money valuation
is between $400 million and $1 billion, determined by the sole discretion of our management team and according to reasonably accepted valuation standards and methodologies. We believe investing in companies of this size range offers, on average, higher growth potential and higher probability of stronger post business combination share price performance than larger capitalization stocks, as well as potential for favorable opportunities to invest in companies not accessible to large institutional investors. According to S&P data from 1990 to 2019, relative returns of small-cap indices
such as S&P 600 and Russell 2000 have
outperformed large-cap indices
such as the S&P 500 Index.

•	Growth: We intend to focus on companies with consistent and historical revenue and EBITDA growth. In addition, we will seek companies that are well-positioned to capture additional market share;

•	Profitability: We intend to target established companies with demonstrated track records of profitability and operating cash flow through strong business fundamentals;

•
Competitive Market Positioning:
 We expect to focus on companies that have achieved a strategic or sizable market position in a large addressable and growing industry, and in which a partnership with Rose Hill would provide a tangible opportunity to become a market leader through geographical expansion and/or higher market penetration within existing markets;

•
Public-listing Readiness:
 We intend to seek companies that have the appropriate corporate governance, financial controls, and reporting processes in place to fulfill the regulatory requirements of a U.S. publicly traded entity;

•
High-Quality Management Team:
 We expect to focus on companies with seasoned management teams with demonstrated track records and prepared to run a publicly traded company. We will devote significant time and effort into analyzing and reaching consensus with the target’s management and stakeholders to ensure their long-term strategy is aligned with our values and investment thesis; and

•
Environmental, Social, and Governance (ESG):
 We intend to focus on companies which have a strong sense of commitment towards solving key issues in their communities and making a significant impact to society and all key stakeholders. We will seek companies with a commitment to social, economic, and environmental stewardship and sustainability, a desire to increase diversity, equality, and inclusion with their business, product, service offering, or the desire to serve a specific social purpose. We believe a strong commitment to purpose or identity, coupled with a sound underlying business, often results in the delivery of long-term stakeholder value.

Initial Business Combination
So long as our securities are then listed on the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, if there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.
We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers or directors. In addition, in the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary and contractual duties to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, unless such opportunity is expressly offered to such person in their capacity as a director or officer of our company and the opportunity is one we are permitted to complete on a reasonable basis. For the avoidance of doubt, business combination opportunities presented to our officers or directors in the context of their positions with any other entity to which they have fiduciary or contractual obligations will in any event be deemed presented to him or her in his or her capacity as a representative of such other entity.
Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process can take a longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.
Emerging Growth Company
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds
$700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period.
Smaller Reporting Company
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds
$250 million as of the prior June 30 and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds
$700 million as of the prior June 30.
Financial Position
With funds available for a business combination in the amount of approximately $139,440,229 as of December 31, 2021, assuming no redemptions and after payment of up to $7,187,500 of deferred underwriting fees, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination
General
We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon the completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. Other than the potential availability of the backstop arrangement with our sponsor, we are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses
related to identifying, investigating and completing an initial business combination. In addition, we may make payments of up to $13,000 per month to members of our management team for services rendered to us commencing on the date that our securities are first listed on the through the earlier of consummation of our initial business combination and our liquidation. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In addition, in the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Management—Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct an extensive due diligence review that may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.
Under the Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•
Any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.
Permitted Purchases and Other Transactions with Respect to Our Securities
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information
not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or
Rule 10b-5 of
the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein.
The per-share amount
we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
Limitations on Redemptions
Our amended and restated memorandum and articles of association will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon the completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 4,671,876, or approximately 32.5% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised), or no additional shares (assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised), of the 14,375,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to
purchase Class A ordinary shares in the open market, in order to comply with
Rule 14e-5 under
the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
Limitation on Redemption upon the completion of Our Initial Business Combination If We Seek Shareholder Approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our amended and restated memorandum and articles of association, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the Public Shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit / Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 15 months from the closing of our IPO.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provides that we will have only 15 months from the closing of our IPO to consummate an initial business combination. If we have not consummated an initial business combination within 15 months from the closing of our IPO, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash,

equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 15 months from the closing of our IPO. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 15 months from the closing of our IPO (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe).
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption
amount received by shareholders upon our dissolution would be $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption
amount received by shareholders will not be less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
 that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters or our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.20 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we have access to up to approximately $658,747 from funds held outside the trust account to pay any such potential claims.
In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.
If we file a bankruptcy
or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 15 months from the closing of our IPO, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 981 Davis Dr NW, Atlanta, GA 30327. Our office space is currently included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.
Employees
We currently have five executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.
Periodic Reporting and Financial Information
We will register our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed timeframe. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.
The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received, a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors.
An investment in our securities involves a high degree of risk. In connection with any actual or proposed investment in our securities, you should consider carefully all of the risks described below, together with the other information contained in this Report. If any of the following risks occur, our business, financial condition or results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.
Summary Risk Factors

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we consummate an initial business combination within 15 months (or such later date as approved by our shareholders) after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•
We may not be able to consummate an initial business combination within 15 months after the closing of our IPO, in which case (unless such date is extended by our shareholders) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

•	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

•	Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

•
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

•
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

•
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•
If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 15 months following the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a newly formed company with operations limited to pursuing and reviewing potential opportunities for our initial Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. If we fail to complete our initial Business Combination, we will never generate any operating revenues.
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our sponsor owns, on
an as-converted basis,
25.9% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association will provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As a result, in addition to our sponsor’s founder shares, we would need 4,671,876, or approximately 32.5% (assuming all issued and outstanding shares are voted), or no additional shares (assuming only the minimum number of shares representing a quorum are voted), of the 14,375,000 Public Shares to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination.
The per-share amount
we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and, after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
The requirement that we consummate an initial business combination within 15 months (or such later date as approved by our shareholders) after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 15 months from our IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business then we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak
and the status of debt and equity markets.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. The World Health Organization declared the outbreak of COVID-19 a
“Public Health Emergency of International Concern” on January 30, 2020 and a “pandemic” on March 11, 2020.
The COVID-19 outbreak
has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. While vaccination campaigns have begun in a number of countries,
the COVID-19 outbreak
continues globally, including in Latin America, and vaccination campaigns may be significantly slower in Latin America compared to certain other regions, with the result that the COVID-19 outbreak
may continue for longer in Latin America than such other regions. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues
to restrict travel and limit our ability to have meetings with potential investors or the target company’s personnel, vendors and services providers and to consummate a transaction in a timely manner. The extent to which COVID-19 impacts
our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19,
variants of the virus and the actions to
contain COVID-19 or
treat its impact, among others. If the disruptions posed
by COVID-19 or
other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and
other events, including as a result of increased market volatility and decreased market liquidity.
We may not be able to consummate an initial business combination within 15 months after the closing of our IPO, in which case (unless such date is extended by our shareholders) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and consummate an initial business combination within 15 months after the closing of our IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues
both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may
negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.20 per public share, or less than $10.20 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.
If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 15 months from the closing of our IPO, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 15 months from the closing of our IPO, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants also will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot assure you that our securities will continue to be listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).
Additionally, our units will not be traded after the completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq initial listing requirements, which are more rigorous than the Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq.
For instance, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holding securities with a market value of at last $2,500) of our securities. We cannot assure you that we will be able to meet those listing requirements at that time.
If the Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market.
If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of this offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on
Form 8-K, including
an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if this offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our amended and restated memorandum and articles of association, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.

As the number of special purpose acquisition companies (“SPACs”) evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets preparing for their initial business combination public offering, as well as many such companies currently in registration with the Securities and Exchange Commission. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
If the net proceeds from our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 15 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
The funds available to us outside of the trust account may not be sufficient to allow us to operate until January 18, 2023, 15 months from the closing of the IPO (the “Combination Period”), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for at least the 15 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision
(a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor or its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon the completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.25 per warrant at the option of the lender, which would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by shareholders may be less than $10.20 per public share” and other risk factors herein.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructure our operations or incur impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items
and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt
held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption
amount received by shareholders may be less than $10.20 per public share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 15 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption
amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this prospectus forms a part, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
 that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
However, we have not asked our sponsor to reserve for such indemnification obligations nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per public share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
Recently, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”).
The need
for run-off insurance
would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount
that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition
or an involuntary bankruptcy
or winding-up petition
is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount
that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our officers and directors who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.
We may not hold an annual general meeting until after the consummation of our initial business combination.
In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this prospectus regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We are not required to obtain an opinion from an independent accounting or investment banking firm, and, consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The U.S. federal securities laws require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed timeframe.
Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on
Form 10-K for
the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of
our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.
The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution, which requires the approval of the holders of at least two-thirds of
our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of this offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of
our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares;
 provided
 that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of
our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis,
20% of our Class A ordinary shares upon the closing of this offering (assuming they do not purchase any units in this offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination
behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.
Our sponsor, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Although we believe that the net proceeds from our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds from our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large, complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following this offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount
available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of this offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from this offering and the sale of the private placement warrants provided us with $139,437,500 that we may use to complete our initial business combination (after taking into account the $7,187,500 of deferred underwriting commissions being held in the trust account). We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset; or dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
Risks Relating to our Securities
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption
amount received by public shareholders may be less than $10.20 per share.
The proceeds held in the trust account may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by public shareholders may be less than $10.20 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure, and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 promulgated
under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of this offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 15 months from the closing of this offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.
Even if the trading price of our ordinary shares was as low as approximately $1.29 per share, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.
We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at
the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. As of December 31, 2021, there were 185,625,000 and 14,968,750 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. As of December 31, 2021, there are no preference shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at
the time of our initial business combination as a result of certain anti-dilution provisions contained in such securities.
However, our amended and restated memorandum and articles of association provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis
upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis,
25.9% of the sum of (i) the total number of ordinary shares issued and outstanding upon the completion of this offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued or to be issued to any seller in the initial business combination and any private placement warrants issued to our sponsor, its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This
is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.
We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise that represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis. However, we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Additionally, if we call the warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average last reported sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in this offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and holders of our warrants will not be deemed to have waived our compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision
may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided
 that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a
30 trading-day period
ending on the third trading day prior to proper notice of such redemption and provided
 that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.
None of the private placement warrants will be redeemable by us so long as they are held by our sponsor, Cantor, CCM or their permitted transferees.
Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We have issued warrants to purchase 7,187,500 Class A ordinary shares as part of the units sold in our initial public offering and have issued in a private placement an aggregate of 6,100,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,200,000 private placement warrants, at the price of $1.25 per warrant.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.
Because each unit
contains one-half of
one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit
contains one-half of
one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other special purpose acquisition companies whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon the completion of a business combination since the warrants will be exercisable in the aggregate for one-half of
the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.
A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
Our warrants are accounted for as a warrant liability and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial business combination.
We have issued an aggregate of 13,287,500 warrants in connection with our IPO (comprised of the 7,187,500 warrants included in the units and the 6,100,000 private placement warrants). We accounted for these as a warrant liability and were recorded at fair value upon issuance with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.
The determination of the offering price of our units and the size of the initial public offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.
Prior to our initial public offering there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of this offering, management held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt-to-equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of this offering; and

•	other factors as were deemed relevant.
Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.
We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.
In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE
transactions) at a price of $10.20 per share or which approximates the per-share amounts
in our trust account at such time, which is generally approximately $10.20. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak.
Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedents in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.
We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.
Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.
Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.
This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ memorandum and articles of association or other charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.
If we have not consummated an initial business combination within 15 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 15 months before redemption from our trust account.
If we have not consummated an initial business combination within 15 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 15 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them and they can receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.
The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the costs of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.
We may reincorporate or become a tax resident in another jurisdiction in connection with our initial business combination and such reincorporation or change in tax residency may result in taxes imposed on shareholders and warrant holders.
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. Tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation. In addition, regardless of whether we reincorporate in another jurisdiction, we could be treated as tax resident in the jurisdiction in which the partner company or business is located, which could result in adverse tax consequences to us (e.g., taxation on our worldwide income in such jurisdiction) and to our shareholders or warrant holders (e.g., withholding taxes on dividends and taxation of disposition gains).
Risks Relating to our Sponsor and Management Team
Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team or their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.
The officers and directors of an acquisition candidate may resign upon the completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Certain of our executive officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Certain of our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Our executive officers may be engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Officers and Directors.”
Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
We are engaged in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
In addition, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, unless such opportunity is expressly offered to such person in their capacity as a director or officer of our company and the opportunity is one we are permitted to complete on a reasonable basis.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Officers and Directors,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”
From time to time, we and members of our management team may be subject to legal proceedings, regulatory disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our financial condition.
From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving competition and antitrust, securities, tax, commercial disputes, and other matters that could adversely affect our financial condition. Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, such litigation and regulatory proceedings require a great deal of financial resources and attention from us and our management team. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, or penalties and fines, and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.
Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and the related companies may from time to time be involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage one or more of our underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters from our initial public offering are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of our underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of this prospectus, unless such payment would not be deemed underwriters’ compensation in connection with this offering. The underwriters from our initial public offering are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders, which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after this offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On June 15, 2021, our sponsor paid $25,000, or approximately $0.005 per share, in consideration of 5,031,250 Class B ordinary shares, par value $0.0001 (which amount of Class B ordinary shares had been adjusted pursuant to an Amended and Restated Subscription Agreement by and between us and our sponsor, dated August 25, 2021). Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible.
The per-share price
of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor, Cantor and CCM have committed, pursuant to a written agreement, to purchase an aggregate of 6,100,000 private placement warrants (4,950,000 private placement warrants by our sponsor, 805,000 private placement warrants by Cantor and 345,000 private placement warranty by CCM, if the underwriters’ over-allotment option is exercised in full), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.25 per warrant in a private placement that closed simultaneously with our initial public offering. If we do not consummate an initial business within 15 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 15-month anniversary
of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.
Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other entity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
Our sponsor owns, on
an as-converted basis,
25.9% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any units in this offering or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
After our initial business combination, it is possible that a majority of our officers and directors will live outside the United States and all of our assets will be located outside the United States. Therefore, investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial business combination, a majority of our officers and directors will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our officers and directors under United States laws.
We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance
on the life of, any of our directors or executive officers.
The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Risks Associated with Acquiring and Operating a Business in Foreign Countries
If we pursue a target company with operations or opportunities outside of the United States, including in Latin America, for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target company with operations or opportunities outside of the United States, including in Latin America, for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including in Latin America, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex withholding tax laws, including those relating to distributions or other payments;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire
a non-U.S. target,
all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following the consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
General Risk Factors
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which is charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below in “Taxation—United States Federal Income Tax Considerations—General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on the status of an acquired company pursuant to a business combination and whether we qualify for the
PFIC start-up exception.
Depending on the particular circumstances, the application of the start-up exception
may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception.
Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. In addition, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year (and, in the case of the start-up exception,
potentially not until after the end of the two taxable years following our current taxable year). If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their tax advisors regarding the possible application of the PFIC rules.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds
$700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
during the prior three-year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds
$250 million as of the prior June 30 and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds
$700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We currently maintain our executive offices at 981 Davis Dr NW, Atlanta, GA 30327. Our office space is currently included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information.
Our units, Class A ordinary shares and warrants are traded on the Nasdaq Global Market under the symbols “ROSEU,” “ROSE” and “ROSEW,” respectively. Our units commenced public trading on October 14, 2021, and our Class A ordinary shares and warrants commenced public trading on December 6, 2021.
Holders
As of December 31, 2021, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately four holders of record of our redeemable warrants.
Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Cantor Fitzgerald & Co. acted as sole book-running manager of our initial public offering. The securities sold in the offering were registered under the Securities Act on registration statements on
Form S-1
(No. 333-259532).
The registration statements became effective on October 13, 2021.
Concurrent with the closing of the IPO, the Company completed the private sale of (i) an aggregate of 4,950,000 warrants (the “Sponsor Private Placement Warrants”) to Rose Hill Sponsor LLC at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $6,187,500, and (ii) an aggregate of 345,000 warrants (the “CCM Private Placement Warrants”) to J.V.B. Financial Group, LLC at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $431,250. In addition, simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 805,000 warrants (the “UW Private Placement Warrants” and together with the Sponsor Private Placement Warrants and the CCM Private Placement Warrants, the “Private Placement Warrants”) to Cantor at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $1,006,250. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants are, so long as the Sponsor, J.V.B. Financial Group, LLC, or Cantor or their permitted transferees hold such warrants, subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and: (1) will not be redeemable by the Company (except as described in the Company’s prospectus); and (2) may be exercised by the holders on a cashless basis. No underwriting discounts or commissions were paid with respect to such sales.
Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the sale of the Private Placement Warrants, $146,625,000 was placed in the Trust Account.
We paid a total of $2,875,000 in underwriting discounts and commissions and $1,293,940 for other costs and expenses related to the Initial Public Offering. In addition, the underwriter agreed to defer $7,187,500 in underwriting discounts and commissions.
There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated October 13, 2021 which was filed with the SEC.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a blank check company incorporated on March 29, 2021, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.
The issuance of additional shares in a business combination:

•
may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis
upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating
income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the period from March 29, 2021 (inception) through December 31, 2021, we had a net income of $5,334,989, which primarily consists of change in fair value of warrants $6,157,844, Offering cost related to warrant issuance $550,500, operating expenses of $275,094, offset by interest earned on marketable securities held in the Trust Account of $2,739.
Liquidity and Capital Resources
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor.
On October 18, 2021, we completed our initial public offering of 14,375,000 Units. Each Unit consists of one Class A Ordinary Share and one-half
of one Warrant, with each Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $143,750,000.
Concurrent with the closing of the IPO, the Company completed the private sale of (i) an aggregate of 4,950,000 warrants (the “Sponsor Private Placement Warrants”) to Rose Hill Sponsor LLC at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $6,187,500, and (ii) an aggregate of 345,000 warrants (the “CCM Private Placement Warrants”) to J.V.B. Financial Group, LLC at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $431,250. In addition, simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 805,000 warrants (the “UW Private Placement Warrants” and together with the Sponsor Private Placement Warrants and the CCM Private Placement Warrants, the “Private Placement Warrants”) to Cantor at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $1,006,250.
Following the closing of the IPO and the Over-Allotment, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d) (3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. We incurred $10,580,891, consisting of $2,099,451 (net of $775,549 reimbursed to the Company) of underwriting fees, $7,187,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,293,940 of other costs.
For the period March 29, 2021 (inception) to December 31, 2021, cash used in operating activities was $722,862. Net Cash used in investing activities was $146,625,000 and Net cash provided by financing activities was $148,006,609 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.
At December 31, 2021, we had cash of $658,747 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into additional Private Placement Warrants, at a price of $1.25 per Private Placement Warrant, at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriter is entitled to a deferred fee of $0.50 per Unit, or $7,187,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.
Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Net Income per ordinary Share
Net income per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic loss per share for the period presented.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.

Recent Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this
Form 10-K
and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officers (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to
Rule 13a-15(b) under
the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on
Form 10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Due to the transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate whether there have been any changes in our internal control over financial reporting.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our officers and directors are as follows:

Name	Age	Position
Felipe C. Canales	63	Co-Chief Executive Officer and Director
Marco A. Simental	47	Co-Chief Executive Officer and Director
Jose I. Mujica	45	Chief Strategy Officer
Albert G. Hill IV	23	Co-Chief Financial Officer and Director
Juan Jose Rosas	24	Co-Chief Financial Officer and Director
Katia Bouazza	52	Director
Mario Fleck	67	Director
Juan Manuel Fernandez	55	Director
Felipe Morris	68	Director
Cristian Moreno	48	Director
Pedro Molina	46	Director
Officers and Directors
Felipe Canales
, our
Co-Chief
Executive Officer and one of our directors since September 2021, has over 30 years of experience leading public companies in Latin America. Mr. Canales acted as the Chief Financial Officer of Axtel, a major public telecommunications company based in Mexico, from 2009 to 2017, where he ran the strategy, finance, legal, and supply chain management functions. At Axtel, Mr. Canales led the negotiations of the merger with Alestra, resulting in the creation of the second largest fixed telecommunications company in Mexico. He is currently an Operating Partner at Advent International since 2018, a global private equity firm with over $150 billion in assets under management. Prior to Axtel, Mr. Canales was the Chief Financial Officer of Sigma Alimentos, a major consumer processed foods company with over $6.3 billion in revenue as of 2020. Before Sigma, he held the positions of Head of Corporate Strategy and Corporate Treasurer throughout the course of his
30-year
career at Grupo Alfa, one of Mexico’s largest conglomerates with operations in the petrochemicals, consumer processed foods (Sigma Alimentos), auto parts, telecommunications, and energy industries. While operating these businesses, Mr. Canales led over $5 billion of M&A activity and raised and restructured over $4.5 billion of debt capital. He is also a board member at Andean Precious Metals Corp. (TSXV: APM). He holds an MBA from the Wharton School at University of Pennsylvania and B.S. in Industrial Engineering from Instituto Tecnológico de Monterrey.
Marco A. Simental
, our
Co-Chief
Executive Officer and one of our directors since September 2021, has over 18 years of investment banking experience in cross-border M&A and capital market transactions in the U.S., Canada and Latin America, including Brazil, Colombia, Mexico and Peru. Mr. Simental was a Managing Director and Head of Capital Solutions for Infrastructure & Power Finance at Nomura from 2020 to 2021. From 2017 to 2020, Mr. Simental was Managing Director and Head of Investment Banking Mexico for Scotiabank. Prior to that, in 2016, he was a Senior Financial Manager in the Consumer Division at Amazon. From 2013 to 2016, he was an Executive Director in the Morgan Stanley Latin American M&A Group in New York. He started his investment banking career in the U.S. in the Natural Resources Group at Lehman Brothers and subsequently with Barclays Capital in New York. Mr. Simental holds a B.A. in Economics from Instituto Tecnologico Autonomo de Mexico, an M.B.A. from the University of North Carolina Kenan-Flagler Business School, and an Advanced Finance Executive Program from The Wharton School at the University of Pennsylvania.
Jose Mujica
, our Chief Strategy Officer, is a Partner and has been the head of private equity at Ameris Capital, a financial services company specializing in asset management of alternative investments, corporate finance and institutional distribution, since 2008. Mr. Mujica serves on the board of Ameris‘s portfolio companies: AC Perforaciones and Mall Barrio Independencia. Prior to Ameris, he founded ZeroHotel, a boutique hotel in Chile, and NanduAir, an air transport company providing flight services in the Chilean Patagonia. Mr. Mujica was also an equity research analyst at Santander Bank, covering companies across Latin America. Mr. Mujica holds a B.A. in Business Administration from Pontificia Universidad Catolica de Chile and an M.B.A from INSEAD.
Albert Hill IV
,
our Co-Chief Financial
Officer and one of our directors since June 2021, provides us with experience in mergers and acquisitions, as well as SPAC-specific expertise. From 2019 to 2021, Mr. Hill was a biopharmaceutical and biotechnology investment banking analyst at Guggenheim Securities. Prior to that he was an investment banking summer analyst at Chardan Capital Markets in 2018. Mr. Hill is also currently the Chief Financial Officer and Head of Strategy for King & Queen Mattress Co, since February 2021. Mr. Hill is additionally a former collegiate and professional tennis player. Mr. Hill holds a B.S. with honors in Applied Economics and Management from Cornell University.

Juan Jose Rosas
,
our Co-Chief Financial
Officer and one of our directors since June 2021, provides us with experience in mergers and acquisitions, as well as SPAC-specific expertise. From 2020 to 2021, Mr. Rosas was an investment banking analyst at Chardan Capital Markets, where he was part of their principal SPAC investments group. Prior to that he was a Hedge Fund Summer Analyst at Point72 Asset Management in 2019. Prior to his business career, Mr. Rosas was a former collegiate and professional tennis player. Mr. Rosas holds a B.S. with honors in Information Science from Cornell University.
Directors
Katia Bouazza
, one of our directors, is a senior banker who most recently served as a Vice Chair of Global Banking and Capital Markets in the Americas at HSBC. Before becoming a Vice Chair, Mrs. Bouazza served under many different positions at HSBC over 25 years, beginning as an Associate in the Private Placements and Structured Finance group in 1996, before working as the Head of Global Capital Financing in Latin America, the Head of Global Banking in Latin America, and more. Mrs. Bouazza was named one of the 25 Most Powerful Women in Finance by the American Banker magazine in 2020. She is a life member of the Council on Foreign Relations and a board member of the Grace Institute, a non-profit organization dedicated to the education and training of low-income women. Mrs. Bouazza holds a B.A. in economics from the University of Houston and an M.B.A. from the University of Southern California.
Mario Fleck
, one of our directors, is currently a partner at Acnext Capital, a fund that invests in the developing stages of private companies, specifically targeting those with high growth potential through technological innovation. Prior to that, Mr. Fleck was the Managing Partner and Head of Public Equities for Rio Bravo Investimentos, a leading investment and private equity fund in Brazil, from 2004 to 2009, and its CEO from 2009 to 2018. Prior to Rio Bravo, he joined Accenture in 1976, where he consulted for some of the largest business in Brazil over a 28 year-period, eventually leading the Brazilian branch as the Country Managing Partner for 14 years and serving on numerous international committees. Mr. Fleck holds a B.S. in mechanical and industrial engineering from the Catholic University in Rio de Janeiro. In 2019, he received the PhD Honoris Causa from Chaim Weizmann Institute in Israel.
Juan Manuel Fernandez
, one of our directors,
 joined Banco Santander Mexico as a Managing Director

and co-head of

M&A Advisory in 2016, and became their Head of Investment Banking Corporate Finance Group in 2019. Prior to joining Banco Santander in 2016, he worked at Rabobank, where he had several leadership positions including Head of North America Mergers & Acquisitions and Member of the Global Management Committee of the Global M&A Group and also served as Head of the M&A for Latin America. Prior to Rabobank, Mr. Fernandez was a senior member of J.P. Morgan’s Mergers and Acquisitions team in New York and in London. He is also the Vice President at Harvard Club in Mexico and President of the Harvard Business School Club of Mexico. Mr. Fernandez has previously been an independent board director at Cinepolis, a Mexico based global leader in theatrical distribution, and Citelis, a Mexican real estate firm with over 640 commercial units. Mr. Fernandez holds a B.A. in Economics from Instituto Tecnologico Autonomo de Mexico, an M.B.A. from Harvard Business School and is an alumni of the Stanford Graduate School of Business.
Felipe Morris
, one of our directors, currently serves as Chairman of Interseguro, a Peruvian life insurance company, since 1998, and of Financiera Oh!, a personal finance business, since 2009. Both companies are part of the Intercorp Perú Ltd., a large group of businesses with banking, insurance and retail operations throughout Peru. Among the other companies of the Intercorp Group are Interbank, a commercial bank, and Inteligo, a wealth management business, for both of which Mr. Morris serves as Director. From 1994 to 1998, Mr. Morris worked as a senior executive in the Intercorp Group, acting as executive vice president of finance of Interbank and the CEO of the group’s holding company. Prior to that for over a decade, Mr. Morris held several positions in The World Bank in Washington D.C., specializing in financial sector development and management and restructuring of financial institutions and markets. Mr. Morris holds a B.S. in Economics from the Universidad del Pacifico, an M.A. in Economics from the University of Pittsburgh and an M.S. in Finance from American University.
Cristian Moreno
, one of our directors, is a Partner and the President of Ameris Capital since July of 2014. Before joining Ameris, Mr. Moreno was a Managing Director at Larrain Vial from October 2012 to February 2014 and the CEO of Celfin Asset Management, a Chilean asset manager focused in Latin America, from May 2011 to July 2012. Mr. Moreno was the Head of Latin America Equity Research for Santander from May 2006 to April 2011. Based in New York he managed a team of more than 40 analysts spread across the region, and was also the Chief Equity Strategist for the region. Before moving to New York, Mr. Moreno headed the Chilean Research Team of Santander from July 2002 to April 2006. He is also a board member at Celmedia. Mr. Moreno holds a B.A. from Pontificia Universidad Católica de Chile and an MA in Financial Economics from that same university.
Pedro Molina
, one of our directors, is currently Investment Partner at Portland Private Equity in Bogotá, Colombia, where he has served since 2018. At Portland, Mr. Molina is responsible for originating, executing, and negotiating investment opportunities and supporting fundraising efforts. He represents Portland on the Boards of Grupo IGA, as well as Merqueo S.A.S. Prior to Portland Private Equity, from 2016 to 2018, he served as Executive Director and Head of Investment Banking for Colombia, Central America, and the Caribbean at UBS Investment Bank in Bogotá, Colombia. Prior to UBS, from 2013 to 2016, Mr. Molina served as Director and Head of Investment Banking for Colombia at Citigroup in Bogotá, Colombia. Mr. Molina previously served in various other roles in the Investment Banking industry, including Senior Vice President at Bank of America Merrill Lynch between 2011 and 2013 and Vice President at Stephens Inc. between 2007 and 2011. In addition, Mr. Molina serves on the Board of Clinica Oftalmologica de San Diego in Medellín, Colombia. Mr. Molina holds a B.A. in International Business from Eafit University and an M.B.A. from the Olin Graduate School of Business at Babson College.

Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. The term of office of the first class of directors, consisting of Ms. Bouazza, Mr. Morris and Mr. Molina, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Fernandez, Mr. Fleck, Mr. Canales and Mr. Moreno, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Mr. Rosas, Mr. Hill and Mr. Simental, will expire at our third annual general meeting.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors. Mr. Fleck will serve as Chairman of our board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ms. Bouazza, and Messrs. Morris, Molina, Fernandez, Fleck and Moreno are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules
and a limited exception, the rules of the Nasdaq and
Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules
and a limited exception, the rules of the Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.
Audit Committee
We have established an audit committee of the board of directors. Mssrs. Fernandez, Fleck and Molina are members of our audit committee. Our board of directors has determined that each of these directors is independent under the Nasdaq listing standards and applicable SEC rules. Mr. Fernandez serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Fernandez qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of this offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of this offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee
We have established a nominating committee of our board of directors. The members of our nominating committee are Mssrs. Moreno, Fleck and Morris, and Mr. Moreno serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of these directors are independent.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in our committee, generally will provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
Compensation Committee
We have established a compensation committee of our board of directors. The members of our compensation committee are Mssrs. Moreno, Fleck and Morris, and Mr. Moreno serves as chairman of the compensation committee.
Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mssrs. Moreno, Fleck and Morris are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
Conflicts of Interest
Under Cayman Islands law, officers and directors owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care that is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided
 that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.
Certain of our officers or directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, unless such opportunity is expressly offered to such person in their capacity as a director or officer of our company and the opportunity is one we are permitted to complete on a reasonable basis.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Felipe C. Canales	Advent International	Asset Management	Operating Partner
	FC Financial Consulting	Financial Consulting	Managing Partner
	Arendal S.A. de CV	Engineering, Procurement and Construction	Board Member
Marco Simental	Andean Precious Metals Corp.	Precious Metals	Board Member
	Nomura Securities	Financial Services	Former Managing Director, Infrastructure & Power Finance
Jose I. Mujica	Ameris Capital	Asset Management	Partner and Board Member
	AC Perforaciones	Industrial Equipment	Executive Chairman
	Mall Barrio Independencia	Commercial Real Estate	Board Member
	Zerohotel	Hospitality	Board Member
Albert G. Hill IV	King and Queen Mattress Co.	Consumer / Retail Goods	Chief Financial Officer
Katia Bouazza	HSBC	Banking	Vice Chair
Juan Manuel Fernandez	Banco Santander Mexico	Banking	Managing Director—Head of Investment Banking and Corporate Finance
Felipe Morris	Intercorp Financial Services	Financial Services	Board Member
	Interseguro	Insurance	Chairman of the Board of Directors
	Interbank	Banking	Board Member
	Inteligo	Banking	Board Member
	Financiera OH!	Banking	Chairman of the Board of Directors
Mario Fleck	Acnext Capital	Asset Management	Partner
	EFM Capital	Consulting	Board Member
Cristian Moreno	Ameris Capital	Asset Management	Partner and President
	Copptech	Chemical and Biotecnology	Board member
Pedro Molina	Portland Private Equity	Asset Management	Investment Partner
	Grupo IGA S.A.S.	Restaurants	Board Observer and Alternate Director
	Celmedia	Technology, Media & Telecom	Board Member
	Merqueo S.A.S.	Grocery Wholesale	Board Member
	Clinica Oftamologica de San Diego S.A.S.	Medical	Board Member
Potential investors should also be aware of the following other potential conflicts of interest:

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed timeframe. If we do not complete our initial business combination within the prescribed timeframe, the private placement warrants will expire worthless. Except as described herein, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day

period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Subject to certain exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In addition, in the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. In addition, we make payments of up to $13,000 per month to members of our management team for services rendered to us through the earlier of consummation of our initial business combination and our liquidation. Further, we also pay an affiliate of our sponsor for office space, secretarial and administrative services in the amount of $10,000 per month. Upon the completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.
Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.
Commencing on the date that our securities were first listed on the Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay an affiliate of our sponsor for office space, secretarial and administrative services in the amount of $10,000 per month. We also set aside up to $13,000 per month for services rendered to us by members of our management team through the earlier of consummation of our initial business combination and our liquidation. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have no compensation plans under which equity securities are authorized for issuance.
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers, directors and director nominees as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A Ordinary Shares		Class B Ordinary Shares (1)
	Beneficially Owned	Approximate Percentage of Issued and Outstanding Class A Ordinary Shares	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class B Ordinary Shares
Name and Address of Beneficial Owner (2)
Rose Hill Sponsor LLC	—	—%	5,031,250	(2)	100%
Felipe C. Canales(3)	—	—%	—		—%
Marco Simental(3)	—	—%	—		—%
Jose I. Mujica (3)	—	—%	—		—%
Albert Hill IV	—	—%	5,031,250	(2)	100%
Juan Jose Rosas(3)	—	—%	—		—%
Katia Bouazza(3)	—	—%	—		—%
Juan Manuel Fernandez(3)	—	—%	—		—%
Feipe Morris(3)	—	—%	—		—%
Mario Fleck(3)	—	—%	—		—%
Cristian Moreno(3)	—	—%	—		—%
Pedro Molina(3)	—	—%	—		—%
Other 5% Beneficial Owners
Saba Capital(4)	1,195,649	8.3%	—		—%
Highbridge Capital Management(5)	827,749	5.8%	—		—%
D.E. Shaw(6)	735,984	5.2%	—		—%
All directors and officers as a group (11 individuals)	—	—	5,031,250		25.9%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is c/o Rose Hill Acquisition Corporation, 981 Davis Drive NW, Atlanta, GA 30327.
(2)
Represents shares held by our sponsor. Each of our officers and directors is a member of our sponsor. The shares held by our sponsor are beneficially owned by Albert Hill, our co-Chief Financial
Officer and the managing member of our sponsor, who has voting and dispositive power over the shares held by our sponsor.

(3)	Does not include any shares held by our sponsor. This individual is a member of our sponsor, as described in footnote 2.
(4)	Based solely upon the Schedule 13G/A filed by Saba Capital Management, L.P. on February 14, 2022.

(5)	Based solely upon the Schedule 13G/A filed by Highbridge Capital Management, LLC on February 3, 2022.
(6)	Based solely upon the Schedule 13G/A filed by D.E. Shaw & Co., L.P. on January 18, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
On June 15, 2021, our sponsor paid $25,000, or approximately $0.005 per share, to cover certain expenses on our behalf in consideration of 5,031,250 Class B ordinary shares, par value $0.0001 (which amount of Class B ordinary shares had been adjusted pursuant to an Amended and Restated Subscription Agreement by and between us and our sponsor, dated August 25, 2021). The number of founder shares issued was determined based on the expectation that such founder shares would represent 25.9% of the issued and outstanding shares upon the completion of our initial public offering. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor, Cantor and CCM purchased an aggregate of 6,100,000 private placement warrants (4,950,000 private placement warrants by our sponsor, 805,000 private placement warrants by Cantor and 345,000 private placement warrants by CCM), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.25 per warrant generating $7,625,000 in the aggregate. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
Our office space is currently included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services pursuant to the Administrative Services Agreement. Upon the completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
Other than as described in this Annual Report, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we make payments of up to $13,000 per month to members of our management team for services rendered to us commencing through the earlier of consummation of our initial business combination and our liquidation. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates. There is no cap or ceiling on the reimbursement of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
Prior to the consummation of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. This loan was non-interest bearing
and payable on the earlier of December 31, 2021 or the completion of the IPO. On October 18, 2021, this loan was repaid in full.
In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.25 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares.
We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of our sponsor, to provide consulting and advisory services in connection with our initial public offering, for which it received a fee of $862,500. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM agreed to defer the portion of its fee resulting from exercise of the underwriters’ over-allotment option until the consummation of our initial business combination. We will also engage CCM as an advisor in connection with our initial business combination for which it will earn an advisory fee of $2,156,250, payable at closing of our initial business combination.
The audit committee of our board of directors has adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of
Regulation S-K as
promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon the completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14.	Principal Accounting Fees and Services.
The firm of BDO USA, LLP, or BDO, acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO for services rendered.
Audit Fees
. During the period from March 29, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $117,000 for the services BDO performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on
Form 10-K.
Audit-Related Fees.
During the period from March 29, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During the period from March 29, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. During the period from March 29, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)
Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association. (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 18, 2021)

4.1	Warrant Agreement, dated October 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 18, 2021)

4.2*	Description of the Company’s securities

10.1	Letter Agreement, dated October 13, 2021, by and among the Company, its executive officers, its directors and Rose Hill Sponsor LLC (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 18, 2021)

10.2	Investment Management Trust Agreement, dated October 13, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 18, 2021)

10.3	Registration Rights Agreement, dated October 13, 2021, by and among the Company, Rose Hill Sponsor LLC, Cantor Fitzgerald & Co., J.V.B. Financial Group, LLC and the other holders party thereto (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 18, 2021)

10.4	Private Placement Warrants Purchase Agreement, dated October 13, 2021, by and between the Company and Rose Hill Sponsor LLC and J.V.B. Financial Group, LLC (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 18, 2021)

10.5	Private Placement Warrants Purchase Agreement, dated October 13, 2021, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 18, 2021)

10.6	Administrative Services Agreement, dated October 13, 2021, by and between the Company and Rose Hill Sponsor LLC (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on October 18, 2021)

10.7	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (No. 333-259532) initially filed on September 21, 2021.

24*	Power of Attorney (included on signature page of this annual report).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS) Inline XBRL Instance Document
(101.SCH) Inline XBRL Taxonomy Extension Schema Document
(101.CAL) Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

Item 15.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March 2022.

ROSE HILL ACQUISITION CORPORATION

By:	/s/ Felipe Canales
Name: Felipe Canales
Title: Co-Chief Executive Officer

By:	/s/ Marco Simental
Name: Marco Simental
Title: Co-Chief Executive Officer

POWERS OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each of the undersigned constitutes and appoints each of Felipe Canales and Marco Simental, each acting alone, his or her true and lawful attorneys-in-fact
and agents, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign this annual report on
Form 10-K
(including amendments thereto), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that any such attorney-in-fact
and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Felipe Canales	Co-Chief Executive Officer and Director	March 31, 2022
Felipe Canales	(Principal executive officer)

/s/ Marco Simental	Co-Chief Executive Officer and Director	March 31, 2022
Marco Simental	(Principal executive officer)

/s/ Albert G. Hill IV	Co-Chief Financial Officer and Director	March 31, 2022
Albert G. Hill IV	(Principal financial and accounting officer)

/s/ Juan Jose Rosas	Co-Chief Financial Officer and Director	March 31, 2022
Juan Jose Rosas	(Principal financial and accounting officer)

/s/ Katia Bouazza	Director	March 31, 2022
Katia Bouazza

/s/ Mario Fleck	Director	March 31, 2022
Mario Fleck

/s/ Juan Manuel Fernandez	Director	March 31, 2022
Juan Manuel Fernandez

/s/ Felipe Morris	Director	March 31, 2022
Felipe Morris

/s/ Cristian Moreno	Director	March 31, 2022
Cristian Moreno

/s/ Pedro Molina	Director	March 31, 2022
Pedro Molina

ROSE HILL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Rose Hill Acquisition Corp.
New York, New York
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Rose Hill Acquisition Corp. (the “Company”) as of December 31, 2021, the related statement of operations, changes in ordinary shares subject to possible redemption and stockholders’ deficit, and cash flows for the period from March 29, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.
/S/ BDO USA, LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 3
1
, 2022

Item 1. Financial Statements
ROSE HILL ACQUISITION CORP.
BALANCE SHEET

December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$658,747
Prepaid expenses and other assets	369,137
Due from affiliates	25,000

Total current assets	1,052,884
OTHER ASSETS
Prepaid expenses-non current	104,905

Cash and investments held in Trust Account	146,627,729

TOTAL ASSETS	$147,785,518

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$51,264

Total current liabilities	51,264
LONG TERM LIABILITIES
Derivative warrant liabilities	6,528,456
Deferred underwriting fee payable	7,187,500

Total long term liabilities	13,715,956

Total liabilities	13,767,220

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares to possible redemption, $0.0001 par value, 14,375,000 shares at redemption value of $10.20 per share.	146,625,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503
Additional paid-in capital	—
Accumulated deficit	(12,607,205)

Total shareholders’ deficit	(12,606,702)

TOTAL LIABILITIES , REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$147,785,518

The accompanying notes are an integral part of these financial statements

ROSE HILL ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD MARCH 29, 2021 (INCEPTION) TO DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative expenses	275,094
Total expenses	275,094

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account and other interest	2,739
Change in fair value of warrants	6,157,844
Offering costs related to warrant issuance	(550,500)

Total other income (expense)	5,610,083
NET INCOME	5,334,989

Weighted average shares outstanding of Class A ordinary share	3,788,357

Basic and diluted net income per share, Class A	$2.51

Weighted average shares outstanding of Class B ordinary share	3,614,508

Basic and diluted net loss per share, Class B	$(1.15)

The accompanying notes are an integral part of these financial statements

ROSE HILL ACQUISITION CORP.
STATEMENT OF CHANGES IN ORDINARY SHARE
S
SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
FOR THE PERIOD MARCH 29, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Class A ordinary shares subject to possible redemption		Preferred stock		Class B Ordinary shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit

Balance, March 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to initial stockholders	—	—	—	—	5,031,250	503	24,497		25,000
Issuance of Class A ordinary shares, net of offering cost	14,375,000	126,877,109	—	—	—	—	—	—	—
Deemed capital contribution from sale of private placement warrants	—	—	—	—	—	—	1,781,200	—	1,781,200
Accretion for Class A ordinary shares to redemption value	—	19,747,891	—	—	—	—	(1,805,697)	(17,942,194)	(19,747,891)
Net income	—	—	—	—	—	—	—	5,334,989	5,334,989

Balance, December 31, 2021	14,375,000	$146,625,000	$—	$—	$5,031,250	$503	$—	$(12,607,205)	$(12,606,702)

The accompanying notes are an integral part of these financial statements

ROSE HILL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD MARCH 29, 2021 (INCEPTION) TO DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,334,989
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(2,729)
Change in fair value of warrants	(6,157,844)
Offering costs related to warrant issuance	550,500
Changes in operating assets and liabilities:
Prepaid from expenses and other assets	(474,042)
Due to affiliates	(25,000)
Accounts payable and accrued expenses	51,264

Net cash flows used in operating activities	(722,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(146,625,000)

Net cash flows used in investing activities	(146,625,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	140,875,000
Proceeds from Private Placement Warrant	7,625,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Payment of offering costs	(518,391)

Net cash flows provided by financing activities	148,006,609

NET CHANGE IN CASH	658,747

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$658,747

Supplemental disclosure of noncash activities:
Deferred underwriting commissions payable charged to additional paid in capital	$7,187,500
Accretion for Class A ordinary shares to redemption value	$(19,747,891)
The accompanying notes are an integral part of these financial statements

ROSE HILL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the IPO of 12,500,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $125,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,875,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $1,875,0000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $750,000.
Offering costs for the IPO and over allotment amounted to $10,580,891, consisting of $2,099,451 (net of $775,549 reimbursed by the underwriters) of underwriting fees, $7,187,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,293,940 of other costs. As described in Note 6, the $7,187,500 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 18, 2023, subject to the terms of the underwriting agreement.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.
The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)
480-10-S99,
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
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in
capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
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
Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Ordinary shares sold in the IPO, without the prior consent of the Company.
The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A Ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up,
(ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity
As of December 31, 2021, the Company had $658,747 in its operating bank accounts, $146,627,729 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Ordinary shares in connection therewith and working capital of $1,001,620. As of December 31, 2021, approximately $2,729 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated
the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.
Risks and Uncertainties
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus
(“COVID-19”)
as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the
COVID-19
pandemic and the Company has concluded that while it is reasonably possible that
COVID-19
could have a negative effect on completing the IPO and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Emerging Growth Company
The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs associated with the Initial Public Offering
Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ partial exercise of the over-allotment option, amounted to $10,580,891 (including $1,312,500 of underwriting fees charged on the over-allotment exercise). Of this amount, $10,030,391 was charged to reduce the carrying amount of Class A Redeemable shares
upon the completion of the IPO and $550,500 was expensed due to allocating certain offering costs to the warrant liability.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of December 31, 2021.

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.
The provision for income taxes was deemed to be de minimis for the period ended December 31, 2021.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 14,375,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(6,842,500)
Class A ordinary shares issuance costs	(10,030,391)
Plus: Accretion of carrying value to redemption value	19,747,891

Class A ordinary shares subject to possible redemption	$146,625,000
Net Income (loss) per ordinary Share
The Company complies with accounting and disclosure requirements of ASC 260, Earnings Per Share. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Net loss for the period from inception to IPO was allocated fully to Class B ordinary shares. Diluted net loss per share attributable to ordinary stockholders adjusts the basic net loss per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.
With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic
480-10-S99-3A,
the Company treated accretion in the same manner as a dividend, paid to the shareholder in the calculation of the net income (loss) per ordinary share.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the period March 29, 2021 (inception) through December 31, 2021
Net loss from inception to IPO date (December 9, 2021)	$(588,125)
Net income from IPO date to year-end	5,923,114

Total income from inception to year-end	5,334,989
Less: Accretion of Class A redeemable shares to redemption value	(19,747,891)

Net loss including accretion of Class A redeemable shares to redemption value	$(14,412,902)

	Class A Ordinary share	Class B Ordinary share	Total
Total income allocated	$4,387,492	$947,497	$5,334,989
Less: Accretion allocated based on ownership percentage	(14,628,067)	(5,119,824)	(19,747,891)
Plus: Accretion applicable to Class A redeemable shares	19,747,891	—	19,747,891

Total income (loss) allocable by each class	9,507,315	(4,172,327)	5,334,989

Weighted Average Shares Outstanding including common stock subject to redemption	3,788,357	3,614,508
Basic and diluted net income (loss) per share	$2.51	$(1.15)
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement
Note 3 — Initial Public Offering and Over-Allotment
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
Note 4 — Private Placement Warrants
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

Related Party Loans
On June 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable on the earlier of December 31, 2021 or the completion of the IPO. At December 31, 2021, the Company had no outstanding borrowings under the Note.
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
Support Services
The Company intends to pay for services related to office space a fee of up to $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation.. As of December 31, 2021, $30,000 has been accrued and paid under this agreement.
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
Note 7 — Shareholders’ Equity
Ordinary shares
Class
 A Ordinary shares
 — The Company is authorized to issue 200,000,000 shares of Class A Ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were -0- (excluding
14,375,000 shares of Class A Ordinary shares subject to possible redemption) shares of Class A Ordinary shares issued and outstanding.
Class
 B Ordinary shares
 — The Company is authorized to issue 20,000,000 shares of Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 5,031,250 shares of Class B Ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ 45-day over-allotment
option was exercised in full.
Holders of shares of Class A ordinary shares and shares of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders.
The shares of Class B ordinary shares will automatically convert into shares of Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis,
subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis,
20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the IPO plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B ordinary shares into an equal number of shares of Class A ordinary shares, subject to adjustment as provided above, at any time.

Preference Shares
 — The Company is authorized to issue 2,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preference shares issued or outstanding.
Note 8—Warrant Liabilities
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

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the “30-day redemption period”; and

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
The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in
ASC 815-40, Derivatives
and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.
Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option
as defined under ASC 815—40, and thus the Private Placement Warrants are not considered indexed to the Company’s own share and not eligible for an exception from derivative accounting.
The accounting treatment of derivative financial instruments required that the Company record a derivative liability upon issuance of the warrants at the closing of the IPO. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to remeasurement at each balance sheet date. With each such re-measurement, the
warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.
Note 9 — Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
At December 31, 2021, assets held in the Trust Account were comprised of $146,627,729 in cash in U.S. Treasury Securities mutual funds.
At December 31, 2021, there were 7,187,500 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$146,627,729	—	—
Liabilities:
Warrant Liability - Public Warrants	1	$3,521,156	—
Warrant Liability - Private Warrants	3	—	—	$3,007,300
The Company has determined that warrants issued in connection with its initial public offering in October 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 3 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
At December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.49 at December 31, 2021.
The Company utilized a Monte Carlo simulation model to value the Private Warrants at December 31, 2021, with changes in fair value from the value calculated at the IPO recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The aforementioned warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.
The following table provides quantitative information regarding Level 3 fair value measurements at October 18, 2021 (Initial Measurement) and December 31, 2021 (Subsequent Measurement). The change in volatility is due to changes in the comparable companies, mainly the inclusion of the value of the Company’s Public Warrants since the closing of the IPO.

	October 18, 2021	December 31, 2021
Stock Price	$$10.00	$9.92
Exercise Price	$11.50	$11.50
Redemption trigger price	$18.00	$18.00
Term (years)	6	5.79
Probability of Acquisition	80.00%	100.00%
Volatility	15.0%	8.2%
Risk Free Rate	1.27%	1.32%
Dividend Yield	0	0
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants

Fair value as of October 19, 2021 (IPO)	5,843,800
Change in fair value	(2,836,500)
Fair value as of December 31, 2021	3,007,300

At December 31, 2021 the fair value of the private warrants was $0.49.

Note 10 — Subsequent Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.