Form 10-Q
period 2022-03-31
Rose Hill Acquisition Corp
filed 2022-05-19
CIK 1870129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
(Former name, former address, and former fiscal year, if changed since last report)

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
of the Exchange Act):    Yes  ☒    No  ☐

As of May 1
7
,
2022, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 5,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROSE HILL ACQUISITION CORPORATION
QUARTERLY REPORT ON FORM
10-Q

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ROSE HILL ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$473,257	$658,747
Prepaid expenses and other assets	412,800	369,137
Due from affiliates	25,000	25,000

Total current assets	911,057	1,052,884
Prepaid expenses-non current assets	14,122	104,905
Investments held in Trust Account	146,642,494	146,627,729

TOTAL ASSETS	$147,567,673	$147,785,518

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$103,807	$51,264

Total current liabilities	103,807	51,264
Derivative warrant liabilities	3,576,750	6,528,456
Deferred underwriting fee payable	7,187,500	7,187,500

Total liabilities	10,868,057	13,767,220

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 14,375,000 shares at redemption value of $10.20 per share at March 31, 2022 and December 31, 2021	146,642,519	146,625,000

SHAREHOLDER’S DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 0 shares issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding at March 31, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(9,943,406)	(12,607,205)

Total shareholder’s deficit	(9,942,903)	(12,606,702)

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDER’S DEFICIT	$147,567,673	$147,785,518

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022

OPERATING EXPENSES
General and administrative expenses	$285,168

Total operating expenses	285,168

OTHER INCOME
Interest income on investments held in Trust Account and other interest	14,780
Change in fair value of warrants	2,951,706

Total other income	2,966,486

NET INCOME	$2,681,318

Weighted average shares outstanding of Class A ordinary shares	14,375,000

Basic and diluted net income per Class A ordinary shares	$0.14

Weighted average shares outstanding of Class B ordinary shares	5,031,250

Basic and diluted net income per Class B ordinary shares	$0.14

The Company was incorporated on March 29, 2021 and had no operation hence comparative amounts for the period March 29, 2021 (inception) to March 31, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CHANGES IN REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A ordinary shares Redeemable		Class B Ordinary shares Non-Redeemable		Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	14,375,000	$146,625,000	5,031,250	$503	$—	$(12,607,205)	$(12,606,702)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	17,519	—	—		(17,519)	(17,519)
Net income	—	—	—	—	—	2,681,318	2,681,318

Balance, March 31, 2022	14,375,000	$146,642,519	5,031,250	$503	$—	$(9,943,406)	$(9,942,903)

The Company was incorporated on March 29, 2021 and had no operation hence comparative amounts for the period March 29, 2021 (inception) to March 31, 2021 are not included.

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS PERIOD ENDED 31 MARCH, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,681,318
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(14,765)
Change in fair value of warrants	(2,951,706)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	47,120
Accounts payable and accrued expenses	52,543

Net cash used in operating activities	(185,490)

NET CHANGE IN CASH	(185,490)
CASH, BEGINNING OF PERIOD	658,747

CASH, END OF PERIOD	$473,257

Supplemental disclosure of noncash activities:

Re-measurement of redeemable Class A ordinary shares	$17,519

The

Company was incorporated on March 29, 2021 and had no operation hence comparative amounts for the period March 29, 2021 (inception) to March 31, 2021 are not included.
The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
NOTES TO (UNAUDITED) CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022

Note 1 — Description of Organization and Business Operations

Rose Hill Acquisition Corporation (the “Company”) was incorporated in the Cayman Islands on March 29, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the IPO of 12,500,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $125,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,875,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), g
e
nerating additional gross proceeds of 18,750,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $750,000.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of March 31, 2022, the Company had $473,257 in its operating bank accounts, $146,642,494 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $807,250. As of March 31, 2022, approximately $14,765 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as filed with the SEC on March 31, 2022. The Company did not have any activity for the period from March 29, 2021 (inception) through March 31, 2021. The interim results for the period presented are not necessarily indicative of the results to be expected for the three months ending March 31, 2022, or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of
 $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2022 the Company had a warrant liability of $3,576,750 and as of December 31, 2021, the Company had a warrant liability of $6,528,456.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 14,375,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(6,842,500)
Class A ordinary shares issuance costs	(10,030,391)
Plus: Accretion of carrying value to redemption value	19,747,891

Class A ordinary shares subject to possible redemption as of December 31, 2021	146,625,000
Plus: Remeasurement of Class A ordinary shares to redemption value	17,519
Class A ordinary shares subject to possible redemption, as of March 31, 2022	$146,642,519

Net Income per ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B Ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,287,500 Ordinary shares at $11.50 per share were issued on October 18, 2021. At Mach 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,287,500 potential shares of Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share.

	For the three months ended March 31, 2022
Basic and diluted net income per share:	Class A Ordinary shares	Class B Ordinary shares
Numerator:
Allocation of net income, including accretion of temporary equity	$1,986,162	$695,156

Denominator:
Weighted average shares outstanding	14,375,000	5,031,250
Basic and dilution net income per share	$0.14	$0.14

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

Related Party Loans

On June 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable on the earlier of March 31, 2022 or the completion of the IPO.
 At
March 31, 2022, and December 31, 2021 the Company had
 no outstanding borrowings under the Note.

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

Support Services

The Company intends to pay for services related to office space a fee of up to $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of March 31, 2022, $3
0
,000 has been accrued and paid under this agreement.

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

Note 7 — Shareholders’ Equity

Ordinary shares

Class
 A Ordinary shares
 — The Company is authorized to issue 200,000,000 shares of Class A Ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were -0- (excluding
14,375,000 shares of Class A Ordinary shares subject to possible redemption) shares of Class A Ordinary shares issued and outstanding.

Class
 B Ordinary shares
 — The Company is authorized to issue 20,000,000 shares of Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,031,250 shares of Class B Ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ 45-day over-allotment
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

Preference Shares
 — The Company is authorized to issue 2,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Note 8 — Warrant Liabilities

Warrants —
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

•
if, and only if, the last reported sale price (the “closing price”) of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading
day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

No fractional Class A ordinary shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder. Please see the section entitled “Description of Securities — Warrants — Public Shareholders’ Warrants” for additional information.

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
and Hedging — Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the shareholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option
as defined under ASC 815 — 40, and thus the Private Placement Warrants are not considered indexed to the Company’s own share and not eligible for an exception from derivative accounting.

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $146,642,494 and $146,627,729, respectively, in cash in U.S. Treasury Securities mutual funds.

At March 31, 2022 and December 31, 2021, there were 7,187,500 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

MARCH 31,
2022 :

Description	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$146,642,494	—	—
Liabilities:
Warrant Liability — Public Warrants	1	$1,868,750	—	—
Warrant Liability — Private Warrants	2	—	$1,708,000	—

DECEMBER 31, 2021 :

Description	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$146,627,729	—	—
Liabilities:
Warrant Liability — Public Warrants	1	$3,521,156	—
Warrant Liability — Private Warrants	3	—	—	$3,007,300

The Company has determined that warrants issued in connection with its initial public offering in October 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

At March 31, 2022 and December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.26 and $0.49 at March 31, 2022 and December 31, 2021, respectively.
The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 6, 2021. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to other income resulting from a decrease in the fair value of liabilities of $2,951,706 presented as change in fair value of warrants on the accompanying statement of operations.

The aforementioned warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2021. The change in volatility is due to changes in the comparable companies, mainly the inclusion of the value of the Company’s Public Warrants since the closing of the IPO.

December 31, 2021
Stock Price	$9.92
Exercise Price	$11.50
Redemption trigger price	$18.00
Term (years)	5.79
Probability of Acquisition	100.00%
Volatility	8.2%
Risk Free Rate	1.32%
Dividend Yield	0

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from March 29, 2021 (inception) through March 31, 2022 is summarized as follows:

Derivative warrant liabilities at March 29, 2021 (inception)	$—
Issuance of Private Warrants - Level 3 measurements	5,843,800
Change in fair value of derivative warrant liabilities with Level 3 inputs	(2,836,500)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$3,007,300
Transfer out of level 3	(3,007,300)

Derivative warrant liabilities at March 31, 2022 with Level 3 inputs	$—

At March 31, 2022 and December 31, 2021, the fair value of the private warrants was
 $0.28 and $0.493, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Rose Hill Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refers to Rose Hill Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
S-1
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2022, we had a net profit of $2,681,318 which consists of operating expenses of $285,168, Interest income on investments held in trust account and other interest of $14,780 and change in fair value of warrants of $2,951,706.

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

For the three months ended March 31, 2022, there was $ 185,490 cash used in operating activities.

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

At March 31, 2022, we had cash of $473,257 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2022 the Company had a warrant liability of $3,576,750 and as of December 31, 2021, the Company had a warrant liability of $6,528,456.

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

The net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report.

Our business, our search for a business combination, and any target business with which we ultimately consummate a business combination may be negatively impacted as a result of Russian actions in Ukraine.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine that is still continuing. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the company’s financial condition, results of operations, and cash flows is also not determinable as of the date of this Report. These actions and related sanctions could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. The extent to which these actions and related sanctions impact our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted.

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

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,875,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of 18,750,000 and incurring additional offering costs of $1,312,500 in underwriting fees, all of which is deferred until the completion of the Company’s initial business combination. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $750,000.

Following the closing of the IPO, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ROSE HILL ACQUISITION CORPORATION

Date: May 18, 2022	By:	/s/ Felipe Canales
	Name:	Felipe Canales
	Title:	Co- Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 18, 2022	By:	/s/ Marco Simental
	Name:	Marco Simental
	Title:	Co- Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 18, 2022	By:	/s/ Albert Hill IV
	Name:	Albert Hill IV
	Title:	Co- Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: May 18, 2022	By:	/s/ Juan Jose Rosas
	Name:	Juan Jose Rosas
	Title:	Co- Chief Financial Officer and Director
(Principal Financial and Accounting Officer)