Form 10-Q
period 2022-06-30
Rose Hill Acquisition Corp
filed 2022-08-15
CIK 1870129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August
15
, 2022, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 5,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROSE HILL ACQUISITION CORPORATION
QUARTERLY REPORT ON FORM
10-Q

		Page
PART 1 — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the period from March 29, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the period from March 29, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 (unaudited) and for the period from March 29, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Control and Procedures	21
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
ROSE HILL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS
CURRENT ASSETS
Cash	$338,367	$658,747
Prepaid expenses and other assets	320,256	369,137
Due from affiliates	25,000	25,000

Total current assets	683,623	1,052,884
Prepaid expenses-non current assets	—	104,905
Investments held in Trust Account	146,840,491	146,627,729

TOTAL ASSETS	$147,524,114	$147,785,518

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$188,105	$51,264

Total current liabilities	188,105	51,264
Derivative warrant liabilities	3,320,546	6,528,456
Deferred underwriting fee payable	7,187,500	7,187,500

Total liabilities	10,696,151	13,767,220

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 14,375,000 shares at redemption value of $10.20 per share at June 30, 2022 and December 31, 2021	146,840,491	146,625,000

SHAREHOLDER’S DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding at June 30, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(10,013,031)	(12,607,205)

Total shareholder’s deficit	(10,012,528)	(12,606,702)

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDER’S DEFICIT	$147,524,114	$147,785,518

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022	For the period from March 29, 2021 (inception) through June 30, 2021
OPERATING EXPENSES
General and administrative expenses	$325,978	$611,146	$7,481

Total operating expenses	325,978	611,146	7,481
OTHER INCOME
Interest income on investments held in Trust Account and other interest	198,121	212,901	—
Change in fair value of warrants	256,204	3,207,910	—

Total other income	454,325	3,420,811	—
NET INCOME (LOSS)	$128,347	$2,809,665	$(7,481)

Weighted average shares outstanding of Class A ordinary shares	14,375,000	14,375,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.01	$0.15	$—

Weighted average shares outstanding of Class B ordinary shares	5,031,250	5,031,250	5,031,250

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.00)	$0.13	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Class A ordinary shares Redeemable		Class B Ordinary shares Non-Redeemable		Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	14,375,000	$146,625,000	5,031,250	$503	$—	$(12,607,205)	$(12,606,702)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	17,509	—	—	—	(17,509)	(17,509)
Net income	—	—	—	—	—	2,681,318	2,681,318

Balance, March 31, 2022	14,375,000	146,642,509	5,031,250	503	—	(9,943,396)	(9,942,893)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	197,892	—	—	—	(197,982)	(197,982)
Net income	—	—	—	—	—	128,347	128,347

Balance, June 30, 2022	14,375,000	$146,840,491	5,031,250	$503	$—	$(10,013,031)	$(10,012,528)

FOR THE PERIOD FROM MARCH 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A ordinary shares Redeemable		Class B ordinary shares non-redeemable			Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity
	Shares	Amount	Shares		Amount
Balance, March 29, 2021 (Inception)	—	$—	—		$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor	—	—	5,031,250	(1)	503	24,497	—	25,000
Net loss	—	—	—		—	—	(7,481)	(7,481)

Balance, June 30, 2021	—	$—	5,031,250	(1)	$503	$24,497	$(7,481)	$17,519

(1)
This number includes an aggregate of up to 656,250 shares of Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter. The overallotment was subsequently exercised in full (See Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2022	For the period from March 29, 2021 (inception) through June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,809,665	$(7,481)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(212,762)	—
Change in fair value of warrants	(3,207,910)	—
Changes in operating assets and liabilities:
Prepaid expenses and other	153,786	—
Accounts payable and accrued expenses	136,841	7,264

Net cash used in operating activities	(320,380)	(217)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of Note payable - related party	—	30,217
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	—	(55,000)

Net cash flows provided by financing activities	$—	$217

NET CHANGE IN CASH	$(320,380)	$—

CASH, BEGINNING OF PERIOD	658,747	—

CASH, END OF PERIOD	$338,367	$—

Supplemental disclosure of noncash activities:
Proceeds from notes payable—related party paid directly for deferred offering costs	$—	$30,217

Deferred offering costs included in accrued offering costs and due to affiliates	$—	$14,425

Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000

Re-measurement of redeemable Class A ordinary shares	$215,491	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the three and six months period ended June 30, 2022, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the IPO of 12,500,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $125,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,875,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of 18,750,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $750,000.
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
Going Concern and Liquidity
As of June 30, 2022, the Company had $338,367 in its operating bank accounts, $146,840,491 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $495,518. As of June 30, 2022, approximately $212,901 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial co
ndition, results of operations and the price of our ordinary shares to be adversely affected.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as filed with the SEC for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $338,367 and $658,747 of cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of June 30, 2022 the Company had a warrant liability of $3,320,546 and as of December 31, 2021, the Company had a warrant liability of $6,528,456.

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
FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 14,375,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(6,842,500)
Class A ordinary shares issuance costs	(10,030,391)
Plus: Accretion of carrying value to redemption value	19,747,891

Class A ordinary shares subject to possible redemption as of December 31, 2021	146,625,000
Plus: Remeasurement of Class A ordinary shares to redemption value	17,509

Class A ordinary shares subject to possible redemption, as of March 31, 2022	$146,642,509
Plus: Remeasurement of Class A ordinary shares to redemption value	197,982

Class A ordinary shares subject to possible redemption, as of June 30, 2022	$146,840,491

Net Income per ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B Ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,287,500 Ordinary shares at $11.50 per share were issued on October 18, 2021. At June 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,287,500 potential shares of Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share
.
For the three months ended June 30, 2022:

Net income	$128,347
Accretion of temporary equity to redemption value	(198,121)

Net income excluding accretion of temporary equity to redemption	$(69,774)

	Class A	Class B	Total

Total number of shares	14,375,000	5,031,250	19,406,250
Ownership percentage	74%	26%
Total income allocated	$95,072	$33,275	$128,347
Less: Accretion allocated based on ownership percentage	(146,756)	(51,365)	(198,121)
Plus: Accretion applicable to Class A redeemable shares	198,121	—	198,121

Total income (loss) by class	$146,437	$(18,090)	$128,347

Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250

Income (loss) per share	$0.01	$(0.00)

For the six months ended June 30, 2022:

Net income	$2,809,665
Accretion of temporary equity to redemption value	(212,901)

Net income excluding accretion of temporary equity to redemption	$2,596,764

	Class A	Class B	Total
Total number of shares	14,375,000	5,031,250	19,406,250
Ownership percentage	74%	26%
Total income allocated	$2,081,233	$728,432	$2,809,665
Less: Accretion allocated based on ownership percentage	(157,704)	(55,197)	(212,901)
Plus: Accretion applicable to Class A redeemable shares	212,901	—	212,901

Total income by class	$2,136,430	$673,235	$2,809,665

Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250

Income per share	$0.15	$0.13

For the period from March 29, 2021 (inception) through June 30, 2021:

Net loss	$(7,481)
Accretion of temporary equity to redemption value	—

Net loss excluding accretion of temporary equity to redemption	$(7,481)

	Class A	Class B	Total

Total number of shares	—	5,031,250		5,031,250
Ownership percentage	%	100%
Total loss allocated	$—	$(7,481)	$	(7,481)
Less: Accretion allocated based on ownership percentage	—	—		—
Plus: Accretion applicable to Class A redeemable shares	—	—		—

Total loss by class	$—	$(7,481)		$(7,481)

Weighted Average Shares outstanding	—	5,031,250		5,031,250

Loss per share	$—	$(0.00)

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
Related Party Loans
On June 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable on the earlier of June 30, 2022 or the completion of the IPO. At June 30, 2022, and December 31, 2021 the Company had no outstanding borrowings under the Note.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Support Services
The Company intends to pay for services related to office space a fee of up to $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of June 30, 2022, $60,000 has been accrued and paid under this agreement.
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
Note 7 — Shareholders’ Equity
Ordinary shares
Class
 A Ordinary shares
 — The Company is authorized to issue 200,000,000 shares of Class A Ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were -0- (excluding
14,375,000 shares of Class A Ordinary shares subject to possible redemption) shares of Class A Ordinary shares issued and outstanding.
Class
 B Ordinary shares
 — The Company is authorized to issue 20,000,000 shares of Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,031,250 shares of Class B Ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ 45-day over-allotment
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
Preference Shares
 — The Company is authorized to issue 2,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.
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
In addition, if the Company issues additional shares of ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination

(net of redemptions), and (z) the volume weighted average trading price of the Company’s Ordinary shares during the
20
trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $
9.20
per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to
115
% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of ordinary shares or equity-linked securities.

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
At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $146,840,491 and $146,627,729, respectively, in cash in U.S. Treasury Securities mutual funds.
At June 30, 2022 and December 31, 2021, there were 7,187,500 Public Warrants and 6,100,000 Private Placement Warrants outstanding.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

JUNE 30, 2022:

Description	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$146,840,491	—	—
Liabilities:
Warrant Liability - Public Warrants	1	$1,796,156	—	—
Warrant Liability - Private Warrants	2	—	$1,524,390	—
DECEMBER 31, 2021:

Description	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	1	$146,627,729	—	—
Liabilities:
Warrant Liability - Public Warrants	1	$3,521,156	—
Warrant Liability - Private Warrants	3	—	—	$3,007,300
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
At June 30, 2022 and December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.25 and $0.49 at June 30, 2022 and December 31, 2021, respectively.
The fair value of the Public Warrants issued in connection with the Initial Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 6, 2021. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to other income resulting from a decrease in the fair value of liabilities of $3,207,910 presented as change in fair value of warrants on the accompanying statement of operations.
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
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from March 29, 2021 (inception) through June 30, 2022 is summarized as follows:

Derivative warrant liabilities at March 29, 2021 (inception)	$—
Issuance of Private Warrants—Level 3 measurements	5,843,800
Change in fair value of derivative warrant liabilities with Level 3 inputs	(2,836,500)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$3,007,300
Transfer out of level 3	(3,007,300)

Derivative warrant liabilities at June 30, 2022 with Level 3 inputs	$—

At June 30, 2022 and December 31, 2021, the fair value of the private warrants was $0.25 and $0.493, respectively.

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
Results of Operations
As of June 30, 2022, the Company had not commenced any operations. All activity for the three and six months ended June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
For the three months ended June 30, 2022, we had a net profit of $128,347 which consists of operating expenses of $325,978, Interest income on investments held in trust account and other interest of $198,121 and change in fair value of warrants of $256,204.
For the six months ended June 30, 2022, we had a net profit of $2,809,665 which consists of operating expenses of $611,146, Interest income on investments held in trust account and other interest of $212,901 and change in fair value of warrants of $3,207,910.
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
For the six months ended June 30, 2022, there was $ 320,380 cash used in operating activities.
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
At June 30, 2022, we had cash of $338,367 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, the Company had no outstanding borrowings under the Working Capital Loans.
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of June 30, 2022 the Company had a warrant liability of $3,320,546 and as of December 31, 2021, the Company had a warrant liability of $6,528,456.
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
for the year ended December 31, 2021 (the “Annual Report”) filed with the SEC on June 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report.
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
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940, as amended. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

ROSE HILL ACQUISITION CORPORATION

Date: August 15, 2022	By:	/s/ Felipe Canales
	Name:	Felipe Canales
	Title:	Co- Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Marco Simental
	Name:	Marco Simental
	Title:	Co- Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Albert Hill IV
	Name:	Albert Hill IV
	Title:	Co- Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: August 15, 2022	By:	/s/ Juan Jose Rosas
	Name:	Juan Jose Rosas
	Title:	Co- Chief Financial Officer and Director
(Principal Financial and Accounting Officer)