Form 10-Q
period 2022-09-30
Rose Hill Acquisition Corp
filed 2022-11-15
CIK 1870129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act):    Yes  ☒    No  ☐

As of November 15, 2022, there were 14,375,000 Class A ordinary shares, par value $0.0001 per share, and 5,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROSE HILL ACQUISITION CORPORATION
QUARTERLY REPORT ON FORM 10-Q

		Page
PART 1 — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, three months ended September 30, 2021 and for the period from March 29, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, three months ended September 30, 2021 and for the period from March 29, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from March 29, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Control and Procedures	22
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

ROSE HILL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$201,733	$658,747
Prepaid expenses and other assets	212,580	369,137
Due from affiliates	25,000	25,000

Total current assets	439,313	1,052,884
NON – CURRENT ASSETS
Prepaid expenses – non-current assets	—	104,905
Investments held in Trust Account	147,502,308	146,627,729
Total Non – Current Assets	147,502,308	146,732,634

TOTAL ASSETS	$147,941,621	$147,785,518

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,543	$51,264

Total current liabilities	133,543	51,264
LONG TERM LIABILITIES
Derivative warrant liabilities	797,250	6,528,456
Deferred underwriting fee payable	7,187,500	7,187,500
Total long-term liabilities	7,984,750	13,715,956

Total liabilities	8,118,293	13,767,220

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 14,375,000 shares at redemption value of $10.26 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	147,502,308	146,625,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding at September 30, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(7,679,483)	(12,607,205)

Total shareholders’ deficit	(7,678,980)	(12,606,702)

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$147,941,621	$147,785,518

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from March 29, 2021 (inception) through September 30,
	2022	2021	2022	2021

OPERATING EXPENSES
General and administrative expenses	$190,628	$27,654	$801,774	$35,135
Loss from operations	(190,628)	(27,654)	(801,774)	(35,135)

Other income:
Earnings on investments held in Trust Account and other interest	662,697	—	875,598	—
Change in fair value of warrants	2,523,296	—	5,731,206	—
Total other income	3,185,993	—	6,606,804	—

Net income (loss)	$2,995,365	$(27,654)	$5,805,030	$(35,135)

Weighted average shares outstanding of Class A ordinary shares	14,375,000	—	14,375,000	—
Basic and diluted net income per share, Class A ordinary shares	$0.17	$—	$0.31	$—
Weighted average shares outstanding of Class B ordinary shares	5,031,250	4,375,000	5,031,250	4,375,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$(0.00)	$0.25	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A ordinary shares Redeemable		Class B Ordinary shares Non-Redeemable		Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, December 31,2021	14,375,000	$146,625,000	5,031,250	$503	$—	$(12,607,205)	$(12,606,702)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	17,509	—	—	—	(17,509)	(17,509)
Net income	—	—	—	—	—	2,681,318	2,681,318
Balance, March 31, 2022	14,375,000	146,642,509	5,031,250	503	—	(9,943,396)	(9,942,893)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	197,982	—	—	—	(197,982)	(197,982)
Net income	—	—	—	—	—	128,347	128,347
Balance, June 30, 2022	14,375,000	$146,840,491	5,031,250	$503	$—	$(10,013,031)	$(10,012,528)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	661,817	—	—	—	(661,817)	(661,817)
Net income	—	—	—	—	—	2,995,365	2,995,365
Balance, September 30, 2022	14,375,000	$147,502,308	5,031,250	$503	$—	$(7,679,483)	$(7,678,980)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM MARCH 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A ordinary shares Redeemable		Class B ordinary shares non-redeemable			Additional paid-in capital	Accumulated deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares		Amount
Balance, March 29, 2021 (Inception)	—	$—	—		$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor	—	—	5,031,250	(1)	503	24,497	—	25,000
Net loss	—	—	—		—	—	(7,481)	(7,481)
Balance, June 30, 2021	—	$—	5,031,250	(1)	$503	$24,497	$(7,481)	$17,519
Net loss	—	—	—		—	—	(27,654)	(27,654)
Balance, September 30, 2021	—	$—	5,031,250		$503	$24,497	$(35,135)	$(10,135)

(1)
This number includes an aggregate of up to 656,250 shares of Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter. The overallotment was subsequently exercised in full (See Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2022	For the period from March 29, 2021 (inception) through September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,805,030	$(35,135)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Earnings on investments held in Trust Account	(874,579)	—
Change in fair value of warrants	(5,731,206)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	261,462	—
Accounts payable and accrued expenses	82,279	35,135

Net cash used in operating activities	(457,014)	—

NET CHANGE IN CASH	$(457,014)	$—

CASH, BEGINNING OF PERIOD	658,747	—

CASH, END OF PERIOD	$201,733	$—

Supplemental disclosure of noncash activities:
Proceeds from notes payable—related party paid directly for deferred offering costs	$—	$163,502

Deferred offering costs included in accrued offering costs and due to affiliates	$—	$236,368

Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000

Remeasurement of redeemable Class A ordinary shares to redemption value	$877,308	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the IPO of 12,500,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $125,000,000, which is discussed in Note 3.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20.The Class A ordinary shares is subject to ASC 480-10-S99.If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Ordinary shares sold in the IPO, without the prior consent of the Company.

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

Going Concern and Liquidity

As of September 30, 2022, the Company had $201,733 in its operating bank accounts, $147,502,308 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $305,770. As of September 30, 2022, approximately $875,598 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus(“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on completing the IPO and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the statement of financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $201,733 and $658,747 of cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 or December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 14,375,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$143,750,000
Less:
Proceeds allocated to Public Warrants	(6,842,500)
Class A ordinary shares issuance costs	(10,030,391)
Plus: Accretion of carrying value to redemption value	19,747,891

Class A ordinary shares subject to possible redemption as of December 31, 2021	$146,625,000
Plus: Remeasurement of Class A ordinary shares to redemption value	17,509

Class A ordinary shares subject to possible redemption, as of March 31, 2022	$146,642,509
Plus: Remeasurement of Class A ordinary shares to redemption value	197,982

Class A ordinary shares subject to possible redemption, as of June 30, 2022	$146,840,491
Plus: Remeasurement of Class A ordinary shares to redemption value	661,817

Class A ordinary shares subject to possible redemption, as of September 30, 2022	$147,502,308

Net Income per ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B Ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,287,500 Ordinary shares at $11.50 per share were issued on October 18, 2021. At September 30, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,287,500 potential shares of Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share.

For the three months ended September 30, 2022:

Net income	$2,995,365
Less: Accretion of temporary equity to redemption value	(661,817)

Net income excluding accretion of temporary equity to redemption	$2,333,548

	Class A	Class B	Total
Total number of shares	14,375,000	5,031,250	19,406,250
Ownership percentage	74%	26%
Total income allocated	$2,218,789	$776,576	$2,995,365
Less: Accretion allocated based on ownership percentage	(490,235)	(171,582)	(661,817)
Plus: Accretion applicable to Class A redeemable shares	661,817	—	661,817

Total income by class	$2,390,371	$604,994	$2,995,365

Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250

Income per share	$0.17	$0.12

For the nine months ended September 30, 2022:

Net income	$5,805,030
Less: Accretion of temporary equity to redemption value	(874,579)

Net income excluding accretion of temporary equity to redemption	$4,930,451

	Class A	Class B	Total

Total number of shares	14,375,000	5,031,250	19,406,250
Ownership percentage	74%	26%
Total income allocated	$4,300,022	$1,505,008	$5,805,030
Less: Accretion allocated based on ownership percentage	(647,836)	(226,743)	(874,579)
Plus: Accretion applicable to Class A redeemable shares	874,579	—	874,579

Total income by class	$4,526,765	$1,278,265	$5,805,030

Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250

Income per share	$0.31	$0.25

For the three months ended September 30, 2021:

Net loss	$(27,654)
Less: Accretion of temporary equity to redemption value	—

Net loss excluding accretion of temporary equity to redemption	$(27,654)

	Class A	Class B	Total

Total number of shares	—	4,375,000	4,375,000
Ownership percentage	0%	100%
Total loss allocated	$—	$(27,654)	$(27,654)
Less: Accretion allocated based on ownership percentage	—	—	—
Plus: Accretion applicable to Class A redeemable shares	—	—	—

Total loss by class	$—	$(27,654)	$(27,654)

Weighted Average Shares outstanding	—	4,375,000	4,375,000

Loss per share	$—	$(0.00)

For the period from March 29, 2021 (inception) through September 30, 2021:

Net loss	$(35,135)
Less: Accretion of temporary equity to redemption value	—

Net loss excluding accretion of temporary equity to redemption	$(35,135)

	Class A	Class B	Total

Total number of shares	—	4,375,000	4,375,000
Ownership percentage	0%	100%
Total loss allocated	$—	$(35,135)	$(35,135)
Less: Accretion allocated based on ownership percentage	—	—	—
Plus: Accretion applicable to Class A redeemable shares	—	—	—

Total loss by class	$—	$(35,135)	$(35,135)

Weighted Average Shares outstanding	—	4,375,000	4,375,000

Loss per share	$—	$(0.00)

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

Pursuant to the IPO, the Company sold 14,375,000 units (including 1,875,000 units as part of the underwriters’ exercise of the over-allotment option) at a price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary shares (such shares of Class A Ordinary shares included in the Units being offered, the “Public Shares”), and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Related Party Loans

On June 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of September 30, 2022 or the completion of the IPO. At September 30, 2022, and December 31, 2021 the Company had no outstanding borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay for services related to office space, administrative and support services up to $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. As of September 30, 2022, $117,000 has been accrued and paid under this agreement.

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

Note 7 — Shareholders’ Equity

Ordinary shares

Class A Ordinary shares — The Company is authorized to issue 200,000,000 shares of Class A Ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were -0- (excluding 14,375,000 shares of Class A Ordinary shares subject to possible redemption) shares of Class A Ordinary shares issued and outstanding.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B Ordinary shares with a par value of $0.0001 per share. Holders of Class B Ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,031,250 shares of Class B Ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ 45-day over-allotment option was exercised in full.

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

Preference Shares — The Company is authorized to issue 2,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Note 8 — Warrant Liabilities

Warrants —The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such shares of Ordinary shares. Notwithstanding the foregoing, if a registration statement covering the shares of Ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $147,502,308 and $146,627,729, respectively, in cash in U.S. Treasury Securities mutual funds.

At September 30, 2022 and December 31, 2021, there were 7,187,500 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

SEPTEMBER 30, 2022:

	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$147,502,308	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$431,250	$—	$—
Warrant Liability - Private Warrants	$—	$366,000	$—

DECEMBER 31, 2021:

	Level 1	Level 2	Level 3
Assets:
U.S. Treasury Securities	$146,627,729	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$3,521,156	$—	$—
Warrant Liability - Private Warrants	$—	$—	$3,007,300

The Company has determined that warrants issued in connection with its IPO in October 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1 and Level 2 inputs. At September 30, 2022 and December 31, 2021 the fair value of the Public Warrants was based on quoted market prices in an active market. At December 31, 2021, the fair value of the Private Warrants was determined using a Monte Carlo simulation model. The key assumptions in the pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be nine months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

At September 30, 2022 and December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.06 and $0.49 at September 30, 2022 and December 31, 2021, respectively.

The fair value of the Public Warrants issued in connection with the IPO and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the IPO have been measured based on the listed market price of such warrants since December 6, 2021. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

The warrant liabilities are not subject to qualified hedge accounting. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2021. The change in volatility is due to changes in the comparable companies, mainly the inclusion of the value of the Company’s Public Warrants since the closing of the IPO.

December 31, 2021
Share Price	$9.92
Exercise Price	$11.50
Redemption trigger price	$18.00
Term (years)	5.79
Probability of Acquisition	100.00%
Volatility	8.2%
Risk Free Rate	1.32%
Dividend Yield	0

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from March 29, 2021 (inception) through September 30, 2022 is summarized as follows:

Derivative warrant liabilities at March 29, 2021 (inception)	$—
Issuance of Private Warrants—Level 3 measurements	5,843,800
Change in fair value of derivative warrant liabilities with Level 3 inputs	(2,836,500)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$3,007,300
Transfer out of level 3	(3,007,300)

Derivative warrant liabilities at September 30, 2022 with Level 3 inputs	$—

At September 30, 2022 and December 31, 2021, the fair value of the Public and Private Warrants was $0.06 and $0.49, respectively.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events other than noted below that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement

As previously disclosed on Form 8-K on October 20, 2022, the Company entered into a Business Combination Agreement by and among, Inversiones e Inmobilaria GHC Ltda, a limited liability company organized under the laws of Chile (“Prize”) and Alejandro García Huidobro Empresario Individual (“AGH”) for certain limited purposes (as may be amended and/or restated from time to time, the “Business Combination Agreement”).

Extension Proposal

As promptly as reasonably practicable, and in any event no later than twenty-five (25) business days following October 20, 2022, the date the Business Combination Agreement was signed, Rose Hill will prepare and file a proxy statement (as amended, the “Extension Proxy Statement”) for the purpose of soliciting proxies from its shareholders to vote, at an extraordinary general meeting to be called and held for the purpose of voting (the “Extension Meeting”) (a) in favor of a proposal (the “Extension Proposal”) to amend Rose Hill’s memorandum and articles of association (“Charter”) to extend the deadline by which Rose Hill must complete a business combination transaction of, by or involving Rose Hill from January 18, 2023 to July 18, 2023 (the “Business Combination End Date”) unless the Closing will have occurred and (b) to clarify (the “Clarifying Proposal”) that Rose Hill is authorized to consummate the Business Combination (as defined in the Charter) following approval of the Business Combination by Ordinary Resolution (as defined in the Charter). The Extension Proxy Statement will include a recommendation from the board of directors of Rose Hill that the Rose Hill shareholders approve the Extension Proposal and the Clarifying Proposal.

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

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and IPO, and since the IPO, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings from the proceeds derived from the Initial Public Offering.

For the three months ended September 30, 2022, we had a net profit of $2,995,365 which consists of operating expenses of $190,628, earnings on investments held in trust account and other interest of $662,697 and change in fair value of warrants of $2,523,296.

For the nine months ended September 30, 2022, we had a net profit of $5,805,030 which consists of operating expenses of $801,774, earnings on investments held in trust account and other interest of $875,598 and change in fair value of warrants of $5,731,206.

For the three months ended September 30, 2021 and for the period March 29, 2021 (inception) through September 30, 2021, we had a net loss of $27,654 and $35,135 respectively which consisted of organizational costs.

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

For the nine months ended September 30, 2022, there was $457,014 cash used in operating activities.

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

At September 30, 2022, we had cash of $201,733 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of September 30, 2022 the Company had a warrant liability of $797,250 and as of December 31, 2021, the Company had a warrant liability of $6,528,456.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

The net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule2a-7under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ROSE HILL ACQUISITION CORPORATION

Date: November 15, 2022	By:	/s/ Felipe Canales
	Name:	Felipe Canales
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2022	By:	/s/ Marco Simental
	Name:	Marco Simental
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2022	By:	/s/ Albert Hill IV
	Name:	Albert Hill IV
	Title:	Co-Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: November 15, 2022	By:	/s/ Juan Jose Rosas
	Name:	Juan Jose Rosas
	Title:	Co-Chief Financial Officer and Director
(Principal Financial and Accounting Officer)