Form 10-K
period 2022-12-31
Rose Hill Acquisition Corp
filed 2023-03-31
CIK 1870129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☒    NO  ☐

The Registrant’s Units began trading on the Nasdaq Global Market (“Nasdaq”) on October 14, 2021 and the Registrant’s Class A ordinary shares began separate trading on Nasdaq on December 6, 2021. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2022, was $144,325,000.

As of March 31, 2023 there were 4,256,984 Class A ordinary shares, par value $0.0001 per share, and 1,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

Documents Incorporated by Reference: None.

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

•	“we,” “us,” “our,” “Rose Hill,” “Company,” or “our company” are to Rose Hill Acquisition Corporation, a Cayman Islands exempted company.

•	“Companies Act” are to the Companies Act (2023 Revision) of the Cayman Islands as the same may be amended from time to time;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares issued upon conversion of the Class B ordinary shares will not be “public shares”);

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

•
“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that may have been acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any private placement warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial shareholders or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

•	“sponsor” is to Rose Hill Sponsor LLC, a Delaware limited liability company, which is an affiliate of our officers, directors and advisors; and

•
“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial shareholders of the placement warrants or their permitted transferees.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report  include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our expectations regarding the Business Combination with Prize (as defined below), including the expected benefits of the business combination and future value creation;

•	our ability to complete our initial business combination, including the Business Combination with Prize;

•	the advantages, benefits and growth potential of the Latin American market, including potential customers and the benefits and advantages of acquiring and operating a business in Latin America;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including their industry and geographic location;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic, global economy, financial markets or otherwise resulting from the conflict in Ukraine or any other geopolitical tensions and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	our ability to continue our listing or PubCo’s (as defined below) on Nasdaq;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	the risk of operating in foreign countries, including in Latin America; or

•	our financial performance.

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

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our initial business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

Company History

On October 18, 2021, we completed our initial public offering (“IPO”) of 14,375,000 units. Each unit (“Unit”) consists of one Class A ordinary share and one-half of one Warrant, with each Warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $143,750,000.

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

The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants are, so long as the Sponsor, J.V.B. Financial Group, LLC, or Cantor or their permitted transferees hold such warrants, subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and: (1) will not be redeemable by the Company (except as described in the Company’s IPO prospectus filed with SEC on October 13, 2021); and (2) may be exercised by the holders on a cashless basis. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The proceeds from the IPO in the amount of $146,625,000 was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee for the benefit of our public shareholders. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its taxes, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of any Class A ordinary shares included in the Units sold in the IPO properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete its initial business combination within 21 months from the closing of the IPO or such later date as approved by our shareholders, or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of the public shares if the Company is unable to complete an initial business combination within 21 months from the closing of the IPO or such later date as approved by our shareholders, subject to applicable law.

On November 29, 2021, we announced that holders of the public Units may elect to separately trade the Class A ordinary shares and Warrants. Those Units not separated will continue to trade on The Nasdaq Global Market (“Nasdaq”) under the symbol “ROSEU,” and the Class A ordinary shares and redeemable warrants that are separated will trade on the Nasdaq under the symbols “ROSE” and “ROSEW,” respectively.

Our IPO prospectus and amended and restated articles of association provided that we had until January 18, 2023 (the date which was 15 months after the consummation of the IPO) to complete an initial business combination. As stated in the Current Report on Form 8-K filed with the SEC on January 13, 2023, an extraordinary general meeting was held on January 12, 2023 (“Extension Meeting”) where our shareholders approved a proposal to amend our amended and restated articles of association (together with our amended and restated memorandum “Articles”) to extend the date by which we must consummate an initial business combination from January 18, 2023, to July 18, 2023 (the “Extension Period”). In connection with the Extension Meeting, holders of the Class A ordinary shares were permitted to exercise their right to redeem their shares for a pro rata portion of the Trust Account. Shareholders holding 14,118,106 Class A ordinary shares elected to have their shares redeemed leaving an aggregate of approximately $2.8 million in the Trust Account following the Extension Meeting.

Business Combination with Prize

Business Combination Agreement

On October 20, 2022, we entered into a Business Combination Agreement with Inversiones e Inmobilaria GHC Ltda, a limited liability company organized under the laws of Chile (“Prize”) and, for certain limited purposes, Alejandro García Huidobro Empresario Individual (“AGH”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, and subject to the terms and conditions set forth therein, prior to the consummation of the Business Combination (as defined below), (i) Prize will cause to be incorporated under the laws of the Cayman Islands, (a) an exempted company with limited liability to serve as “PubCo” for all purposes under the Business Combination Agreement and (b) an exempted company with limited liability to serve as “Merger Sub” for all purposes under the Business Combination Agreement, (ii) Prize and AGH will cause to be incorporated under the laws of Chile, a simplified stock corporation that will serve as “HoldCo” for all purposes under the Business Combination Agreement, in each case, as a direct wholly owned subsidiary of Prize and (iii) promptly following the incorporation of PubCo, Merger Sub and HoldCo, Prize and AGH will consummate a pre-closing restructuring pursuant to which, among other things, all subsidiaries of Prize will become direct or indirect subsidiaries of HoldCo, HoldCo will become a wholly owned subsidiary of Merger Sub, and Merger Sub will become a wholly owned subsidiary of Prize (collectively, the “Pre-Closing Restructuring”).

Following the Pre-Closing Restructuring, at the closing of the Business Combination, (i) the Company will be merged with and into PubCo with PubCo continuing as the surviving entity (the “First Merger”) and (ii) subsequent to the First Merger, Merger Sub will be merged with and into PubCo with PubCo continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”) (such transactions and those otherwise contemplated by the Business Combination Agreement, collectively, the “Business Combination”).

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Business Combination, are summarized below. Capitalized terms used in this Annual Report but not otherwise defined herein have the meanings given to them in the Business Combination Agreement, which is included as an exhibit to this Annual Report.

Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, by virtue of the First Merger, (i) each Rose Hill ordinary share that is issued and outstanding immediately prior to the First Merger will be converted into one validly issued, fully paid and non-assessable PubCo ordinary share, and (ii) all outstanding warrants to purchase ordinary shares of Rose Hill will be converted into warrants to purchase the same number of PubCo ordinary shares and all rights with respect to Rose Hill ordinary shares under such Rose Hill warrants will be converted into rights with respect to the applicable PubCo ordinary shares.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, by virtue of the Second Merger, each Merger Sub ordinary share that is issued and outstanding immediately prior to the Second Merger will be converted into a number of PubCo ordinary shares equal to the quotient of (i) the Equity Value, divided by (ii) the number of Merger Sub ordinary shares that are issued and outstanding immediately prior to the Second Merger, divided by (iii) $10.00. The “Equity Value” under the Business Combination Agreement is an amount equal to (i) $328,000,000, minus (ii) the lesser of (a) the aggregate amount of transaction expenses (the “Specified Transaction Expenses”) of Prize and the Company (other than those expenses incurred in respect of obtaining an equity line of credit or similar financing arrangement to be in place and available to PubCo as of the closing of the Business Combination (“Closing”)) and (b) $10,000,000.

In the event that the Specified Transaction Expenses exceed $10,000,000, then the number of PubCo ordinary shares otherwise issuable to Rose Hill Sponsor LLC (the “Sponsor”) under the Business Combination Agreement will be decreased by a number of shares equal to the amount of such excess divided by $10.00.

Earn-Out Shares

If, at any time following the Closing, the daily volume-weighted average price (“VWAP”) of PubCo ordinary shares is greater than or equal to (a) $18.00, (b) $22.00, (c) $26.00, or (d) $30.00 in each case, over any thirty (30) days on which the PubCo ordinary shares are tradeable on NASDAQ (“Trading Days”) within any consecutive forty-five (45) Trading Day period then PubCo will issue 2,948,800 PubCo ordinary shares to Prize (“Earn-Out Shares”) after the occurrence of each such consecutive forty-five (45) Trading Day period. For the avoidance of doubt, Prize may be entitled to receive a maximum of 11,795,200 Earn-Out Shares in the aggregate in respect of the occurrence of all four Earn-Out events.

Registration Rights and Lock-up Agreement

In connection with the Closing of the Business Combination Agreement, PubCo, the Sponsor, Prize and certain other parties thereto will enter into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”), which, among other things, (i) effective as of the Closing, terminates and replaces the current registration rights agreement, dated as of October 13, 2021, by and among Rose Hill, the Sponsor and the other parties thereto, (ii) provides that PubCo will be obligated to file a registration statement to register the resale of certain PubCo ordinary shares held by Sponsor, Prize and certain other parties thereto, at the consummation of the business combination, (iii) provides certain parties thereto including Prize, certain demand and piggyback registration rights, and (iv) provides for certain restrictions on transfer relating to PubCo ordinary shares and warrants to purchase PubCo ordinary shares held by Sponsor, Prize and certain parties thereto.

Company Support Agreement

In connection with the execution of the Business Combination Agreement, Rose Hill, Prize and AGH have entered into a company support agreement (the “Company Support Agreement”) pursuant to which, among other things, AGH has agreed to (a) vote his Merger Sub ordinary shares in favor of the approval and adoption of the Business Combination Agreement and the Business Combination and (b) certain transfer restrictions with respect to his Merger Sub ordinary shares and shares of Prize.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor has agreed, among other things, to (i) certain restrictions on transfer relating to its ordinary shares of Rose Hill prior to the Closing as set forth therein, (ii) not redeem any of its shares of Rose Hill in connection with the vote to approve the Business Combination or any proposal to extend the date by which Rose Hill must complete an initial business combination, (iii) vote in favor of the Mergers and the other transactions and against any alternative transaction, (iv) waive certain anti-dilution provisions contained in Rose Hill’s Articles in connection with the Mergers and (v) subject a certain number of its Class B ordinary shares of Rose Hill to vesting.

Standby Equity Purchase Agreement

In connection with the execution of the Business Combination Agreement and for purposes of obtaining equity financing on behalf of PubCo at Closing, Prize entered into a standby equity purchase agreement with a financial investor and affiliate of Yorkville Advisors (the “Investor”), pursuant to which, among other things, at the Closing, PubCo will have the right (but not the obligation) to sell to the Investor, and the Investor will purchase from PubCo, up to $150,000,000 of PubCo ordinary shares at a purchase price of 97% of the Market Price (as defined therein) of the PubCo ordinary shares, subject to the terms and conditions set forth therein.

For additional information regarding the Business Combination and the transactions contemplated thereby, see the Current Report on Form 8-K filed with the SEC on October 25, 2022.

Other than as specifically discussed, this Annual Report does not assume the closing of the Business Combination.

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

In pursuit of this goal, our investment thesis is based on three core principles to complete a business combination in Latin America: (i) successful navigation of these markets requires a dedicated team of individuals with long track records of success investing and operating in the region; (ii) successfully capitalizing on the Special Purpose Acquisition Company, or “SPAC”, as a vehicle which requires transaction expertise with the SPAC product and ample experience in structuring business combinations; and (iii) long-term value creation post business combination requires deep understanding of both U.S. public market dynamics and Latin American operating requirements. Based on these principles, Rose Hill was founded and strategically structured to provide a comprehensive array of both regional and product know-how that collectively maximizes our probability of success.

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

We have thoughtfully integrated these principles across all layers of our structure. In our view, these structural advantages position Rose Hill as a well-rounded SPAC team with a deep understanding of every step of the business combination process, from deal sourcing and negotiating in Latin American markets, to forging a long-term successful partnership with a target company, like Prize, that will be well received by the U.S. public markets.

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

Our independent directors include:

•	Partners and former CEOs at private equity firms with substantial presence in Latin America, such as Ameris Capital, Portland Private Equity, Rio Bravo Investimentos, among others;

•	Operators of major Latin American conglomerates, including Intercorp Perú Ltd, and former country Managing Partner for Brazil Accenture, a globally recognized consulting firm;

•
Top investment bankers in the region such as the Head of Investment Banking at Santander Bank Mexico, the third largest bank in Mexico by assets, and former Head of UBS and Citigroup Investment Banking in Colombia.

Our Strategic Investor

Ameris Capital, our strategic investor with deep expertise and experience in Latin America, is a Chilean-based alternative asset manager focused on private and public equities, real estate, private debt, and infrastructure investments with $1.5 billion in assets under management and over 50 investment professionals. Recognized as one of the leading alternative asset managers in the Andean region, Ameris Capital brings over 100 years of combined advisory, investment, and operational experience through their partners, assisting companies in their entire journey to develop, grow, and build long-lasting capabilities. As of December 31, 2022, Ameris’ portfolio was composed of over 30 funds with more than 50 investments as underlying assets. Their partners have been advisors to boards or board directors in companies across industries such as fintech, energy, consumer, industrials, finance, B2B technologies, mining services, and agribusiness.

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

•
Largely underpenetrated services and product markets: Low penetration of financial services, insurance, and e-commerce services as a result of market inefficiencies, regulation, and economic underdevelopment. Wide and inexpensive mobile access is now available across the region (66% of Latin Americans own a smartphone) and increasing broadband penetration in major cities provide an opportunity for digitalization adoption in products and services across these markets;

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

•
Technological and digital expansion: The COVID-19 pandemic exacerbated the rapid technological assimilation, digitalization, and cloud migration in Latin America, allowing companies to process and manage large quantities of information through big data and cloud adoption. In addition, enhanced automation in manufacturing continues to drive productivity across Latin America;

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

Attractiveness of a U.S. Listing for Latin American Companies

In our view, the efficient and optimal path to maximize equity capital raising, liquidity, transparency and access to a diverse investor base is through a U.S. public listing instead of pursuing a late private funding or listing on a local exchange. Additionally, inefficiencies and friction across local capital markets, limited depth, and concentrated institutional investment are challenges for domestic IPOs. We believe a U.S. listing provides strong advantages compared to a local listing based on the following considerations:

•
Broader investor base: U.S. listed Latin American companies have access to a broader and sophisticated pool of investors, including emerging markets funds, Latin American long-only funds, qualified institutional buyers, Latin American pension funds, U.S. funds looking for emerging markets diversification, and retail investors. In contrast, Latin American local listing investors outside Brazil tend to be limited to local pension funds and select institutional investors, while retail participation remains low;

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

•
Financial Services: We intend to target companies within the payments, transaction processing, asset management, insurtech, alternative lending, and digital banking subsectors. We believe a substantial opportunity exists in the financial services sector, specifically in digital banking and payments, given the region’s vastly underpenetrated banking systems coupled with an increase in both digitalization and broadband connectivity. As of May 1, 2021, approximately 50% of Latin Americans were unbanked, while 75% had access to internet connectivity, the majority being through mobile phones. Additionally, government regulators in countries such as Mexico and Brazil continue to lower barriers to entry that have historically prevented fintech companies from obtaining bank charters and lending licenses, while simultaneously promoting digital payment options and services. As a result, several fintech companies have emerged into traditionally underserved and untapped markets, providing efficient digital banking and B2B services for new consumers and merchants. In 2020, fintech venture capital funding in Latin America totaled $2.1 billion, representing a growth of 690% over the past five years.

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

Investment Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, including Prize. While we intend to use these criteria and guidelines in evaluating initial business combination opportunities, we may decide to enter into a business combination with a target that does not meet some or all of these criteria and guidelines.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary and contractual duties to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, unless such opportunity is expressly offered to such person in their capacity as a director or officer of our company and the opportunity is one we are permitted to complete on a reasonable basis. For the avoidance of doubt, business combination opportunities presented to our officers or directors in the context of their positions with any other entity to which they have fiduciary or contractual obligations will in any event be deemed presented to him or her in his or her capacity as a representative of such other entity.

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

Status as a Public Company

We believe our structure will make us an attractive business combination partner to a target business. As an existing public company, we offer a target business an alternative to the traditional IPO through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical IPO. The typical IPO process can take a longer period of time than the typical business combination transaction process, and there are significant expenses in the IPO process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an IPO is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the Private Placement Warrants, the proceeds of the sale of our shares or shares of a new holding company in connection with our initial business combination (pursuant to subscription agreements, forward purchase agreements or backstop agreements), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our IPO prospectus or this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

We have agreed to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. In addition, we may make payments of up to $13,000 per month to members of our management team for services rendered to us commencing on the date that our securities are first listed on Nasdaq  through the earlier of consummation of our initial business combination and our liquidation. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

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

Redemption Rights for Public Shareholders upon the Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period and (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our Articles provide that in no event, in connection with the approval of our initial business combination, will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our Articles would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our Articles:

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and Class A ordinary shares held by the founders in favor of our initial business combination. As of January 31, 2023, our sponsor owns, on an as-converted basis, 95% of our outstanding ordinary shares. Therefore, we would not need any of the 256,984 public shares issued and outstanding (assuming all issued and outstanding shares are voted or assuming only the minimum number of shares representing a quorum are voted) to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have entered into an agreement, imposing the obligation on them to vote in favor of our initial business combination, including the Business Combination Agreement with respect to our initial purchaser’s founder shares and Class A ordinary shares acquired by them. We expect that our initial shareholders and their permitted transferees will own at least 5% of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. Our sponsor and each member of our management team have also entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period (or such later date as may be approved by our shareholders) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Articles:

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

Limitation on Redemption upon the completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our Articles, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the Public Shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the Public Shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the Extension Period (or such later date as may be approved by our shareholders).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Articles provide that we will have until the end of the Extension Period (or such later date as may be approved by our shareholders) to consummate an initial business combination. If we have not consummated an initial business combination within the Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within the Extension Period. Our Articles provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to consummate an initial business combination within the Extension Period (or such later date as may be approved by our shareholders), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed timeframe.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period (or such later date as may be approved by our shareholders) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. However, in connection with the approval of our initial business combination, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be $10.89. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.89. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.89 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.89 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters or our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.89 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.89 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.89 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of January 31, 2023, we have access to up to approximately $89,858 from funds held outside the Trust Account to pay any such potential claims.

In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.89 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the Extension Period (or such later date as may be approved by our shareholders), (ii) in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote.

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

Employees

We currently have five executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based the stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our Units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures under the Sarbanes-Oxley Act. Based on our assessment, we identified a material weakness in the design and operation of our internal control over financial reporting because we did not maintain adequate controls over the classification and presentation of the statement of cash flows, specifically the classification of the purchase of marketable securities as operating activities instead of investing activities. Based on this evaluation, our management has determined that our internal control over financial reporting was not effective as of December 31, 2022. For additional information please see Item 9A.—Controls and Procedures.

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

An investment in our securities involves a high degree of risk. In connection with any actual or proposed investment in our securities, you should consider carefully all of the risks described below, together with the other information contained in this Annual Report. If any of the following risks occur, our business, financial condition or results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Although we have entered into the Business Combination Agreement and currently intend to consummate our initial business combination with Prize (as discussed in “Part I, Item 1. Business” of this Annual Report), we have not yet consummated the Business Combination. Accordingly, many of the risks set forth below are relevant to the consummation of the Business Combination with Prize, and certain risks will be relevant if, for any reason, we do not consummate the Business Combination with Prize and are required to seek a new target business with which to consummate our initial business combination. You should therefore carefully consider all of the risks described below, despite the fact that we currently intend to consummate our initial business combination with Prize. Risks related to the business of Prize will be included in the proxy statement/prospectus filed in connection with seeking shareholder approval of the Business Combination with Prize.

Summary Risk Factors

•	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a “going concern.”

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares for cash which no assurance can be given will put you in a better future economic position.

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

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination agreement or consummate an initial business combination.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure and could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we consummate an initial business combination within the Extension Period (or such later date as approved by our shareholders) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak, the global economy, financial markets or otherwise resulting from the conflict in Ukraine or any other geopolitical tensions.

•
We may not be able to consummate our initial business combination with Prize within the Extension Period, in which case (unless such date is extended by our shareholders) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
We have identified a material a material weakness in our internal controls over financial reporting and if we are unable to remediate the material weakness in a timely manner or if we experience additional material weaknesses in the future, we may not be able to accurately or timely report our financial condition or results of operations.

•
If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•	Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

•	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

•	Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

•
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

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

•	The Business Combination may not be completed in a timely manner, or at all, which may adversely affect the price of our ordinary shares.

•
We may not be able to satisfy the conditions required to consummate the Business Combination or the post-combination business may be undercapitalized following the Business Combination if we are unable to complete a PIPE (as defined below) transaction.

•
Our shareholders will experience immediate dilution as a consequence of the issuance of PubCo ordinary shares as consideration for the Business Combination and future sales of PubCo ordinary shares may cause the market for PubCo ordinary shares to drop significantly, even if the business is doing well.

•
Litigation or legal proceedings could expose any of Rose Hill, Prize and, following the consummation of the Business Combination, PubCo, to significant liabilities which may exceed estimates or assessments of the costs and may, in the case of PubCo, be excluded from covered by insurance.

•	We may be the target of securities class action and derivative lawsuits, which could expose Rose Hill or Prize to substantial costs and impact Rose Hill or Prizes’ liquidity and financial condition.

•	We may be, or PubCo may become, a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. Holders.

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

•
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions. In addition, there can be no assurance that the PubCo ordinary shares will be approved for listing on Nasdaq which may make it more difficult for investors to sell the securities or obtain accurate quotations as to the market value of such securities.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.89 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

•
If the net proceeds from the offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for the Extension Period (or such later date as may be approved by our shareholders), it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

 Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with operations limited to pursuing and reviewing potential opportunities for our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

Although we currently intend to hold a shareholder vote to approve the Business Combination with Prize, we may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

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

Our Articles provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. As of January 31, 2023, our sponsor owns, on an as-converted basis, 95% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. As a result, we would not need any of the 256,984 public shares issued and outstanding (assuming all issued and outstanding shares are voted or assuming only the minimum number of shares representing a quorum are voted) to be voted in favor of an initial business combination in order to have such initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make it difficult for us to consummate an initial business combination.

We may seek to enter into a business combination transaction agreement with a prospective target (as is the case with the Business Combination Agreement) that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event, in connection with the approval of our initial business combination, will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests in connection with the approval of our initial business combination would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Moreover, there can be no assurance that a prospective target would amend or waive the closing condition as described above and if such closing condition is not satisfied, amended or waived then the proposed business combination agreement would not be consummated.

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

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing (as is the case for the Business Combination with Prize), the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within the Extension Period (or such later date as approved by our shareholders) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within the Extension Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business then we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination (including the Business Combination with Prize), may be materially adversely affected by coronavirus (COVID-19) pandemic and other macroeconomic conditions.

The COVID-19 pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers. In addition, our ability to complete our initial business combination may be negatively impacted by general market conditions and volatility in the capital and debt markets. For example, the trailing effects from COVID-19 could limit our ability to complete our initial business combination as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The full extent to which COVID-19 impacts our search for a business combination, our ability to successfully consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, will depend on future developments, which are highly uncertain and cannot be predicted.

If we are unable to consummate an initial business combination within the Extension Period (unless such date is extended by our shareholders) we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

If we are unable to find a suitable target business and consummate an initial business combination within the Extension Period, we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Articles provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.89 per public share, or less than $10.89 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.89 per public share” and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period (or such later date as may be approved by our shareholders) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within the Extension Period, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the Extension Period, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants also will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we are unable to maintain compliance with Nasdaq continued listing requirements, our ordinary shares may be delisted from the Nasdaq Capital Market, which would likely cause the liquidity and market price of our ordinary shares to decline, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our ordinary shares, Units and warrants are currently listed on the Nasdaq Capital Market. Nasdaq will consider suspending dealings in, or delisting, securities of an issuer that does not meet its continued listing standards. If we cannot meet Nasdaq’s continued listing requirements, Nasdaq may delist our ordinary shares, which could have an adverse impact on us and the liquidity and market price of our ordinary shares.

On January 24, 2023, we received a notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq (the “Staff”) indicating that we are no longer in compliance with certain requirements of the Nasdaq Listing Rules set forth in (i) 5450(b)(2)(B), requiring a minimum of 1,100,000 Publicly Held Shares, (ii) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares and (iv) Listing Rule 5450(a)(2), requiring a minimum of 400 Total Holders (collectively, the “Nasdaq Listing Rules”). In order to maintain our listing on Nasdaq, the Staff requested we submit a plan of compliance (the “Plan”) addressing how we intended to regain compliance with the Nasdaq Listing Rules. On February 7, 2023, we submitted to the Staff the Plan, which was later supplemented with additional information on February 22, 2023.

On March 24, 2023, Nasdaq granted us an extension until July 24, 2023, by which time we must file with the SEC and Nasdaq a public document showing that we have regained compliance with the Nasdaq Listing Rules. If we are unable to regain compliance with the Nasdaq Listing Rules by July 24, 2023, we may be subject to delisting procedures as set forth in the Nasdaq continued listing rules.

We cannot assure you that we will be successful in regaining compliance with the Nasdaq continued listing requirements and that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must regain and continue to maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $35,000,000) and a minimum number of holders of our securities (generally 300 public holders).

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

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5,000,000 upon the successful completion of our IPO and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, then, pursuant to our Articles, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.89 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If we do not consummate the Business Combination with Prize, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of this offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.89 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.89 per public share” and other risk factors herein.

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

If the net proceeds from our IPO and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate during the Extension Period (or such later date as may be approved by our shareholders), it could limit our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until July 18, 2023, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for at least the Extension Period; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor or its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon the completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.25 per warrant at the option of the lender, which would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.89 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.89 per public share” and other risk factors herein.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.89 per public share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within the Extension Period (or such later date as may be approved by our shareholders), or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.89 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which was filed as an exhibit to our IPO prospectus, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.89 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.89 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.89 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.89 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.89 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.89 per public share.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our officers and directors who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292 and imprisonment for five years in the Cayman Islands.

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

Because we are not limited to evaluating a target business in a particular industry sector, you will not be able to ascertain the merits or risks of any particular target business’s operations until we provide a basis to evaluate the  target business’s operations that we select for our initial business combination.

We may pursue business combination opportunities in any sector, except that we will not, under our Articles, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Until we provide a basis to evaluate a particular target business, you will not be able to ascertain the merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine (including those of Prize, should the Business Combination be consummated). For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If we are unable to consummate the Business Combination with Prize, we may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

If we are unable to consummate the Business Combination with Prize, we may consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.89 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and, consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity (which is not the case with Prize), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

Management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern. If we are unable to obtain sufficient additional funding or do not have access to capital, we may be required to terminate or significantly curtail our operations.

As of December 31, 2022, the Company had $96,119 in its operating bank accounts and $148,742,661 in cash and securities held in the Trust Account to be used for an initial business combination or to repurchase its Class A ordinary shares in connection therewith. On January 12, 2023, in connection with the Extension Proposal, the holders of 14,118,106 Class A ordinary shares originally issued in our IPO exercised their right to redeem their shares for an aggregate redemption amount of approximately $146,122,397, leaving an aggregate of approximately $2.8 million in the Trust Account to be used for an initial business combination or to repurchase its Class A ordinary shares in connection therewith. Further, we expect to incur significant costs in pursuit of our acquisition plans, and any such pursuit may not be successful.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of an initial business combination and reducing overhead expenses. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Resources could be wasted in researching an acquisition that was not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.89 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific additional target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. The costs incurred up to that point likely would not be recoverable. Furthermore, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.89 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

We are required under Section 404 of the Sarbanes-Oxley to evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness in a timely manner or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations.

In connection with the audit of the 2022 financial statements, we identified a material weakness in internal control over financial reporting. As a result of this material weakness, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022, as further described in Item 9A.—Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is related to the Company’s failure to maintain adequate controls over the classification and presentation of the statement of cash flows, specifically the classification of the purchase of marketable securities as operating activities instead of investing activities.

If we are unable to remediate the material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our Class A ordinary shares, warrants or Units.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Articles does not provide a specified maximum redemption threshold, except that in no event, in connection with the approval of our initial business combination, will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Articles will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. In addition, our Articles will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period (or such later date as may be approved by our shareholders) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our Articles that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution, which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Articles to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Articles provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of this offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our Articles governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial business combination, will participate in any vote to amend our Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Articles.

Our sponsor, officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period (or such later date as may be approved by our shareholders) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.89 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Although we believe that the net proceeds from our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we may not be able to ascertain the capital requirements because of the obligation to redeem for cash an unknown number of shares from shareholders who elect redemption in connection with our initial business combination. If the net proceeds from our IPO and the sale of the private placement warrants prove to be insufficient because of the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.89 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

If we do not consummate the Business Combination with Prize, we may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of the offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the sale of the private placement warrants, as of January 31, 2023 provided us with $2.8 million (after giving effect to the redemptions by the Company’s shareholders in connection with the vote to approve the Extension Proposal) that we may use to complete our initial business combination. We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, property or asset; or dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

As at the date of this Annual Report, we only intend to effectuate a business combination with a single target business, Prize. If however, we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company (such as Prize) about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, including Prize, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information and certain information relating to projections and forecasts, which are inherently based on various estimates and assumptions that are subject to the judgment of those preparing them, which may result in a business combination with a company that is less profitable than as we suspected, if at all.

Risks Relating to our Securities

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.89 per share.

The proceeds held in the Trust Account may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Articles, our public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.89 per share.

If we were deemed to be an investment company for purposes of the Investment Company Act, our activities would be severely restricted, we would be required to institute burdensome compliance requirement and we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, have to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. Following any such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), which include proposals relating to, among other matters, the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for SPACs satisfying certain criteria from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement of our IPO (as defined below) (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Given that the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not complete its initial business combination within 24 months after the effective date of its IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, our activities would be severely restricted, we would be subject to additional regulatory burdens and expenses and, unless we are able to modify our activities so that we would not be deemed an investment company, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption of their shares or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to such 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption of their shares or liquidation of the Company.

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

 We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Articles. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Articles authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. As of January 31, 2023, there were 183,750,000 and 14,968,750 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our Articles. As of December 31, 2022, there are no preference shares issued and outstanding.

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

However, our Articles provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our IPO prospectus, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

We have issued warrants to purchase 7,187,500 Class A ordinary shares as part of the units sold in our IPO and have issued in a private placement an aggregate of 6,100,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,200,000 private placement warrants, at the price of $1.25 per warrant.

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

The determination of the offering price of our units and the size of the IPO is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our IPO there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of this offering, management held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our IPO, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

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

In connection with our initial business combination, we may issue shares to investors in a private placement transaction (“PIPE”) at a price of $10.89 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.89. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Articles contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our corporate affairs will be governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedents in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

If we have not consummated an initial business combination within the Extension Period (or such later date as may be approved by our shareholders), our public shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we have not consummated an initial business combination within the Extension Period, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the Extension Period before the redemption proceeds of our Trust Account become available to them and they can receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Articles, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our Articles. Our Articles provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain member of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

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

In addition, our sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, unless such opportunity is expressly offered to such person in their capacity as a director or officer of our company and the opportunity is one we are permitted to complete on a reasonable basis.

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

We may engage one or more of our underwriters from our IPO or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters from our IPO are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after this offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters from our IPO or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of our IPO, unless such payment would not be deemed underwriters’ compensation in connection with the offering. The underwriters from our IPO are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

On June 15, 2021, our sponsor paid $25,000, or approximately $0.005 per share, in consideration of 5,031,250 Class B ordinary shares, par value $0.0001 (which amount of Class B ordinary shares had been adjusted pursuant to an Amended and Restated Subscription Agreement by and between us and our sponsor, dated August 25, 2021). Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor, Cantor and CCM have committed, pursuant to a written agreement, to purchase an aggregate of 6,100,000 private placement warrants (4,950,000 private placement warrants by our sponsor, 805,000 private placement warrants by Cantor and 345,000 private placement warranty by CCM, if the underwriters’ over-allotment option is exercised in full), each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.25 per warrant in a private placement that closed simultaneously with our IPO. If we do not consummate an initial business within the Extension Period (or such later date as may be approved by our shareholders), the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 21-month anniversary of the closing of our IPO nears, which is the deadline for our consummation of an initial business combination.

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

Our sponsor owns, on an as-converted basis, 95% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. If our sponsor purchases any units in this offering or if our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our IPO prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

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

If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our sponsor, Rose Hill Sponsor LLC, a Delaware limited liability company, is controlled by or has substantial ties with non-U.S. persons. Acquisitions and investments by non-U.S. persons in certain U.S. businesses may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. Were we or our sponsor considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings. For example, CFIUS could decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance.

While we do not believe the Business Combination with Prize is subject to CFIUS review, if the Business Combination falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate the Business Combination or we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination. If we were to seek an initial business combination other than the Business Combination, the potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy, which could delay our ability to close our initial business combination within the requisite time period, which means we may be required to liquidate.

If we liquidate, our public shareholders may only receive their pro rata share of amounts held in the Trust Account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Risks Related to Rose Hill and the Business Combination

Each of Rose Hill and Prize will incur significant transaction costs in connection with the Business Combination.

Each of Rose Hill and Prize has incurred and expects that it will incur significant, non-recurring costs in connection with consummating the Business Combination. Rose Hill may also incur additional costs to retain key employees of Prize. Rose Hill and Prize will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the Business Combination.

The Business Combination may not be completed in a timely manner, or at all, which may adversely affect the price of our ordinary shares.

The consummation of the Business Combination is subject to the satisfaction (or, if applicable, valid waiver) of various conditions, including (a) approval of the Business Combination by our shareholders and Prize’s administrator, (b) the absence of any legal restraint (including legal actions or proceedings pursued by U.S. state authorities in the relevant states) preventing the consummation of the transactions and receipt of certain governmental and regulatory approvals, (c) the satisfaction of minimum cash conditions following redemptions by our public shareholders, (d) the effectiveness of this registration statement, (e) the delivery by each party to the other party of a certificate with respect to (i) the truth and accuracy of such party’s representations and warranties as of the execution of the Business Combination Agreement and as of the Closing and (ii) the performance by such party of covenants contained in the Business Combination Agreement and (f) other customary closing conditions. There is no guarantee that these conditions will be satisfied (or, if applicable, validly waived) in a timely manner or at all, in which case closing of the transactions may be delayed or may not occur and the benefits expected to result from the transactions may not be achieved.

If the conditions to closing the Business Combination are not completed for any reason, the price of our ordinary shares may decline to the extent that the market price of such shares reflects or previously reflected positive market assumptions that the Business Combination would be completed, and the related benefits would be realized. As a result of the conditions to closing of the Business Combination, some of which are dependent upon the actions of third parties, the parties cannot provide any assurance that the Business Combination will be consummated in a timely manner or at all.

Rose Hill or Prize may waive one or more of the conditions to the Business Combination.

Rose Hill or Prize may agree to waive, in whole or in part, some of the conditions to its obligations to complete the Business Combination, to the extent permitted by the Existing Governing Documents and Prize’s certificate of incorporation. For example, it is a condition to Rose Hill’s obligations to close the Business Combination that certain of Prize’s representations and warranties are true and correct in all respects as of the Closing, except where the failure of such representations and warranties to be true and correct, taken as a whole, does not result in a material adverse effect. However, if Rose Hill’s Board determines that it is in Rose Hill Shareholders’ best interest to waive any such breach, then Rose Hill’s Board may elect to waive that condition and consummate the Business Combination.

Notwithstanding the foregoing, certain closing conditions may not be waived due to the parties’ organizational documents, applicable law, or otherwise. The following closing conditions may not be waived: receipt of the requisite shareholder approvals, the registration statement having been declared effective and the absence of any law or order that would prohibit the consummation of the Business Combination. The foregoing closing conditions are the only closing conditions to the Business Combination that may not be waived. All other closing conditions to the Business Combination may be waived by Rose Hill or Prize.

If we are unable to complete a PIPE, we may not be able to meet the closing conditions of the Business Combination Agreement or the post-combination business may be undercapitalized following the Business Combination.

If we are unable to complete a PIPE at a sufficient level of investment, we may not have sufficient net tangible assets or sufficient cash on hand to satisfy the conditions to consummate the Business Combination. Even if we can satisfy such conditions, we may not be sufficiently capitalized to execute on its post-combination business plan. The obligation of investors in a PIPE will be subject to conditions which, if not satisfied, will allow the investors to decline to participate in the PIPE. These conditions may depend on matters which fluctuate based on market conditions, including the trading price of our ordinary shares, or other matters which are not under our control. Certain of the closing conditions to the Business Combination Agreement and the PIPE may be waived by the parties, but there can be no assurance that such a waiver will occur. If the Business Combination does not close as a result of unmet closing conditions, we may have to liquidate without completing our initial business combination. If the Business Combination is consummated, but PubCo is undercapitalized, our business, financial condition and results of operations may be adversely affected, reducing shareholders’ return on their investment.

We may need to obtain additional financing to satisfy the closing condition in the Business Combination Agreement to have the minimum cash requirements after giving effect to the payment of Rose Hill’s and Prize’s expenses in connection with the Business Combination and the completion and payment of Rose Hill’s obligation to redeem a significant number of its ordinary shares in connection with the consummation of the Business Combination. Rose Hill currently intends to address the need for additional financing through a PIPE investment; however, Rose Hill has currently not completed a PIPE investment, and there can be no assurance that it will raise any or sufficient funds in any PIPE investment. Rose Hill will only complete any PIPE investment simultaneously with the completion of the Business Combination. If Rose Hill is unable to complete a PIPE investment or to raise sufficient funds in any PIPE investment, it could seek to borrow the necessary funds; however, there can be no assurance that we will be able to borrow sufficient funds or any funds. If we are unable to complete the Business Combination because we do not have sufficient available funds, we will be forced to cease operations and liquidate the Trust Account. In addition, following the consummation of the Business Combination, if PubCo’s cash on hand is insufficient PubCo may need to obtain additional financing in order to meet its obligations or to expand its business sufficiently or at all.

There is no assurance that a shareholder’s decision whether to redeem its share for a pro rata portion of the Trust Account will put the shareholder in a better future economic position.

No assurance can be given as to the price at which a shareholder may be able to sell his, her or its public shares in the future following the completion of the Business Combination. Certain events following the consummation of any business combination, including the Business Combination, may cause an increase in our share price, and may result in a lower value realized now than a public shareholder might realize in the future had the shareholder not elected to redeem such shareholder’s public shares. Similarly, if a public shareholder does not redeem his, her or its public shares, such shareholder will bear the risk of ownership of PubCo ordinary shares after the consummation of the Business Combination, and there can be no assurance that a shareholder can sell his, her or its shares in the future for a greater amount than the redemption price set forth in a proxy statement/prospectus. Our shareholders should consult his, her or its own tax and/or financial advisors for assistance on how this may affect his, her or its individual situation.

The consummation of the Business Combination may be materially adversely affected by any negative impact on the global economy, financial markets or otherwise resulting from the conflict in Ukraine or any other geopolitical tensions.

Global and regional markets, including in the United States and Chile, are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets.

Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and several other countries against Russia, Belarus, the Crimea Region of Ukraine, the so- called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Additional potential sanctions and penalties have also been proposed and/or threatened. In addition, in response to Russia’s recent invasion of Ukraine, the North Atlantic Treaty Organization deployed additional military forces to eastern Europe. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. In addition, the recent military conflict between Russian and Ukraine, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyberattacks.

Our ability to consummate the Business Combination, is subject to the satisfaction a minimum cash condition, which, if Prize does not waive such condition, will be dependent on the ability to raise equity and debt financing. The ability to raise equity and debt financing may be impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

There can be no assurance that the PubCo ordinary shares will be approved for listing on the Nasdaq or that PubCo will be able to comply with the continued listing standards of Nasdaq.

Rose Hill and Prize will apply to have the PubCo ordinary shares listed on Nasdaq, which will be subject to official notice of issuance, and expect that the PubCo ordinary shares will begin trading on Nasdaq immediately following the consummation of the Business Combination. Although following the consummation of the Business Combination PubCo expects to meet the minimum initial listing standards set forth in Nasdaq listing standards, it cannot assure you that the PubCo ordinary shares will be, or will continue to be, listed on Nasdaq in the future. In order to maintain such a listing, PubCo must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum shareholders’ equity, minimum share price, and certain corporate governance requirements. PubCo may not be able to comply with the applicable listing standards and Nasdaq could delist their securities as a result.

We cannot assure you that the PubCo ordinary shares, if delisted from Nasdaq, will be listed on another national securities exchange. If the PubCo ordinary shares are delisted by Nasdaq, the PubCo ordinary shares would likely trade on the OTC Bulletin Board or another over-the-counter market where an investor may find it more difficult to sell the securities or obtain accurate quotations as to the market value of such securities.

Rose Hill Shareholders will experience immediate dilution as a consequence of the issuance of PubCo ordinary shares as consideration in the Business Combination and due to future issuances pursuant to PubCo’s employee incentive plan(s) or at-the-market issuances.

Our shareholders who do not redeem their shares will experience immediate dilution as a consequence of the issuance of PubCo ordinary shares as consideration in the Business Combination and may experience dilution from several additional sources to varying degrees in connection with and after the Business Combination, including the following:

•	PubCo ordinary shares issued to PIPE investors pursuant to a PIPE investment;

•	PubCo ordinary shares granted pursuant to PubCo’s employee incentive plan(s);

•	Pubco ordinary shares issued pursuant to an at-the-market issuance; and

•	PubCo’s obligation to issue Earn-Out Shares to Prize of PubCo upon the achievement by PubCo of certain financial and share price milestones.

Failure to realize the anticipated benefits of the Business Combination.

The future success of PubCo following the consummation of the Business Combination, including anticipated benefits, depends, in part, on PubCo’s ability to optimize their operations as a public company. The optimization of PubCo’s operations following the Business Combination will be a complex, costly and time-consuming process and if PubCo experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on PubCo for an undetermined period. There can be no assurances that PubCo will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the Business Combination.

Some of the factors involved in this are outside of PubCo’s control, and any one of them could result in delays, increased costs, decreases in the amount of potential revenues, potential cost savings, and diversion of management’s time and energy, which could materially affect PubCo’s business, financial condition and results of operations.

Future sales of PubCo ordinary shares after the consummation of the Business Combination may cause the market for the PubCo ordinary shares to drop significantly, even if its business is doing well.

Pursuant to the Registration Rights and Lock-Up Agreement, after the consummation of the Business Combination and subject to certain exceptions, the Sponsor, certain of our officers, certain of Prize’s officers and certain of our shareholders will be contractually restricted from selling or transferring any of their lock-up shares during the lock-up period. However, following the expiration of such lock-up period, the Sponsor, certain of our officers, certain of Prize’s officers and certain of our shareholders will not be restricted from selling PubCo ordinary shares held by them, other than by applicable securities laws. Additionally, the PIPE investors will not be restricted from selling any of their PubCo ordinary shares following the consummation of the Business Combination, other than by applicable securities laws. As such, sales of a substantial number of PubCo ordinary shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the PubCo ordinary shares.

The shares held by Sponsor, certain of Prize’s officers, certain of our officers and certain of our shareholders may be sold after the expiration of the applicable lock-up period under the Registration Rights and Lock-Up Agreement. As restrictions on resale end and registration statements (filed after the consummation of the Business Combination to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in PubCo’s share price or the market price of the PubCo ordinary shares could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Litigation or legal proceedings could expose any of Rose Hill, Prize and, following the consummation of the Business Combination, PubCo, to significant liabilities and have a negative impact on Rose Hill’s, Prize’s or PubCo’s respective reputations or business, as applicable.

Each of Rose Hill, Prize and, following the consummation of the Business Combination, PubCo, may become subject to claims, litigation, disputes and other legal proceedings from time to time. Rose Hill, Prize and PubCo, as the case may be, shall evaluate these claims, litigation, disputes and other legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, Rose Hill, Prize and, following the consummation of the Business Combination, PubCo may establish reserves, as appropriate. These assessments and estimates are based on the information available to each management team at the time of its respective assessment and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from the assessments and estimates.

Under the terms of the underwriting agreement of the IPO, Rose Hill agreed to indemnify and hold harmless Continental Stock Transfer & Trust Company, its directors, officers, employees, affiliates and agents, and each person who controls Continental Stock Transfer & Trust Company, from and against certain losses and claims arising in connection with certain services provided to Rose Hill thereunder. Accordingly, if any claims, litigation, disputes or other legal proceedings are brought by third parties against the agreement with Continental Stock Transfer & Trust Company, then Rose Hill may be liable to pay for or reimburse Continental Stock Transfer & Trust Company for the losses and costs they incur, subject to certain exceptions.

If such losses and claims are brought following the consummation of the Business Combination, then PubCo may be exposed to similar liabilities and negative impact. Even when not merited or whether or not Rose Hill, Prize or PubCo, as applicable, ultimately prevails, the defense of these lawsuits may divert management’s attention, and Rose Hill, Prize or PubCo, as applicable, may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against any of Rose Hill, Prize, and, following the consummation of the Business Combination, PubCo, which could negatively impact any their respective financial positions, cash flows or results of operations. An unfavorable outcome of any legal dispute following the consummation of the Business Combination could imply that PubCo becomes liable for damages or may have to modify its business model. Further, any liability or negligence claim against PubCo in US courts may, if successful, result in damages being awarded that contain punitive elements and therefore may significantly exceed the loss or damage suffered by the successful claimant. Any claims or litigation, even if fully indemnified or insured, could damage the reputation of Rose Hill, Prize or PubCo, as applicable, and make it more difficult to compete effectively or to obtain adequate insurance in the future. A settlement or an unfavorable outcome in a legal dispute could have an adverse effect on PubCo’s business, financial condition, results of operations, cash flows and/or prospects.

Furthermore, while Rose Hill and Prize maintain and, following the consummation of the Business Combination, PubCo will maintain, insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if Rose Hill, Prize or PubCo, as applicable, believes a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of recovery.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Business Combination from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger or business combination agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Rose Hill’s or Prize’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Business Combination, then that injunction may delay or prevent the Business Combination from being completed, which may adversely affect Prize’s or, if the Business Combination is completed but delayed, PubCo’s business, financial position and results of operations. Rose Hill, Prize and PubCo cannot predict whether any such lawsuits will be filed.

We may be, or PubCo may become a PFIC, which could result in adverse U.S. federal income tax consequences to U.S. Holders.

If PubCo is treated as a PFIC for any taxable year, or portion thereof, that is included in the holding period of a “U.S. Holder” of PubCo ordinary shares, such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. U.S. Holder, as used herein, means a beneficial owner of our Class A ordinary shares, public warrants or securities of PubCo, as the case may be, who or that is for U.S. federal income tax purposes, (i) a citizen or individual resident of the United States, (ii) a corporation (or other entity that is treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state therein or the District of Columbia; or (iii) an estate or trust the income of which is subject to U.S. federal income taxation regardless of its source, of PubCo ordinary shares, such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements.

Based upon the composition of our income and assets and the anticipated date of closing of the Business Combination, we believe that we have been a PFIC since our first taxable year. Assuming the First Merger qualifies as an F Reorganization, PubCo should be treated as the same corporation as us for purposes of the PFIC rules. PubCo’s PFIC status for its taxable year that includes the anticipated date of closing of the Business Combination, or any future taxable year, is an annual determination that can be made only after the end of that year and will depend on the composition of PubCo’s income and assets and the value of its assets from time to time (including the value of its goodwill, which may be determined by reference to the market price of PubCo ordinary shares from time to time). Accordingly, there can be no assurances regarding PubCo’s status as a PFIC for its taxable year that includes the anticipated closing date of the Business Combination or any future taxable year.

If, as expected, Rose Hill does not qualify for the start-up exception and is determined to be a PFIC with respect to a U.S. Holder, and such U.S. Holder did not make either of the elections for optional methods of taxation available for certain PFIC with respect to our Class A ordinary shares, then PubCo should also be treated as a PFIC as to such U.S. Holder with respect to such PubCo ordinary shares even if PubCo does not meet a test for PFIC status in its own right, unless such U.S. Holder makes a purging election with respect to its shares.

U.S. Holders are urged to consult their tax advisors regarding the possible application of the PFIC rules to them.

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

The SEC has issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued the SPAC Rule Proposals, which include proposals relating to, among other items, disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and the time required to consummate a business combination, and may constrain the circumstances under which we could complete a business combination.

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

Holders

As of December 31, 2022, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, and approximately four holders of record of our redeemable warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Cantor Fitzgerald & Co. acted as sole book-running manager of our IPO. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-259532). The registration statements became effective on October 13, 2021.

Concurrent with the closing of the IPO, the Company completed the private sale of (i) an aggregate of 4,950,000 Sponsor Private Placement Warrants to Rose Hill Sponsor LLC at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $6,187,500, and (ii) an aggregate of 345,000 CCM Private Placement Warrants to J.V.B. Financial Group, LLC at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $431,250. In addition, simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 805,000 UW Private Placement Warrants to Cantor at a purchase price of $1.25 per Private Placement Warrant, generating gross proceeds to the Company of $1,006,250. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Of the gross proceeds received from the IPO including the over-allotment option, and the sale of the Private Placement Warrants, $146,625,000 was placed in the Trust Account. In connection with the votes to approve the amendment to the Articles on January 12, 2013, the holders of 14,118,106 Class A ordinary shares of the Company properly exercised their right to redeem their shares.

We paid a total of $2,875,000 in underwriting discounts and commissions and $1,293,940 for other costs and expenses related to the IPO. In addition, the underwriter agreed to defer $7,187,500 in underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated October 13, 2021 which was filed with the SEC.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Rose Hill was incorporated on March 29, 2021, as a Cayman Islands exempted company. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses.

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Business Combination with Prize

Business Combination Agreement

On October 20, 2022, we entered into a Business Combination Agreement with Prize and, for certain limited purposes, AGH, pursuant to which, and subject to the terms and conditions set forth therein, prior to the consummation of the Business Combination, (i) Prize will cause to be incorporated under the laws of the Cayman Islands, (a) an exempted company with limited liability to serve as “PubCo” for all purposes under the Business Combination Agreement and (b) an exempted company with limited liability to serve as “Merger Sub” for all purposes under the Business Combination Agreement, (ii) Prize and AGH will cause to be incorporated under the laws of Chile, a simplified stock corporation that will serve as “HoldCo” for all purposes under the Business Combination Agreement, in each case, as a direct wholly owned subsidiary of Prize and (iii) promptly following the incorporation of PubCo, Merger Sub and HoldCo, Prize and AGH will consummate the Pre-Closing Restructuring pursuant to which, among other things, all subsidiaries of Prize will become direct or indirect subsidiaries of HoldCo, HoldCo will become a wholly owned subsidiary of Merger Sub, and Merger Sub will become a wholly owned subsidiary of Prize.

Following the Pre-Closing Restructuring, at the closing of the Business Combination, (i) the Company will be merged with and into PubCo with PubCo continuing as the surviving entity of the First Merger and (ii) subsequent to the First Merger, Merger Sub will be merged with and into PubCo with PubCo continuing as the surviving entity of the Second Merger.

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Business Combination, are summarized below. Capitalized terms used in this Annual Report but not otherwise defined herein have the meanings given to them in the Business Combination Agreement, which is included as an exhibit to this Annual Report.

Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, by virtue of the First Merger, (i) each Rose Hill ordinary share that is issued and outstanding immediately prior to the First Merger will be converted into one validly issued, fully paid and non-assessable PubCo ordinary share, and (ii) all outstanding warrants to purchase ordinary shares of Rose Hill will be converted into warrants to purchase the same number of PubCo ordinary shares and all rights with respect to Rose Hill ordinary shares under such Rose Hill warrants will be converted into rights with respect to the applicable PubCo ordinary shares.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, by virtue of the Second Merger, each Merger Sub ordinary share that is issued and outstanding immediately prior to the Second Merger will be converted into a number of PubCo ordinary shares equal to the quotient of (i) the Equity Value, divided by (ii) the number of Merger Sub ordinary shares that are issued and outstanding immediately prior to the Second Merger, divided by (iii) $10.00. The “Equity Value” under the Business Combination Agreement is an amount equal to (i) $328,000,000, minus (ii) the lesser of (a) the Specified Transaction Expenses of Prize and the Company (other than those expenses incurred in respect of obtaining an equity line of credit or similar financing arrangement to be in place and available to PubCo as of the Closing of the Business Combination) and (b) $10,000,000.

In the event that the Specified Transaction Expenses exceed $10,000,000, then the number of PubCo ordinary shares otherwise issuable to the Sponsor under the Business Combination Agreement will be decreased by a number of shares equal to the amount of such excess divided by $10.00.

Earn-Out Shares

If, at any time following the Closing, the VWAP of PubCo ordinary shares is greater than or equal to (a) $18.00, (b) $22.00, (c) $26.00, or (d) $30.00 in each case, over any thirty (30) days on which the PubCo ordinary shares are tradeable on NASDAQ within any consecutive forty-five (45) Trading Day period, then PubCo will issue 2,948,800 Earn-Out Shares to Prize after the occurrence of each such consecutive forty-five (45) Trading Day period. For the avoidance of doubt, Prize may be entitled to receive a maximum of 11,795,200 Earn-Out Shares in the aggregate in respect of the occurrence of all four Earn-Out Events.

Registration Rights and Lock-up Agreement

In connection with the Closing of the Business Combination Agreement, PubCo, the Sponsor, Prize and certain other parties thereto will enter the Registration Rights and Lock-Up Agreement, which, among other things, (i) effective as of the Closing, terminates and replaces the current registration rights agreement, dated as of October 13, 2021, by and among Rose Hill, the Sponsor and the other parties thereto, (ii) provides that PubCo will be obligated to file a registration statement to register the resale of certain PubCo ordinary shares held by Sponsor, Prize and certain other parties thereto, at the consummation of the business combination, (iii) provides certain parties thereto including Prize, certain demand and piggyback registration rights, and (iv) provides for certain restrictions on transfer relating to PubCo ordinary shares and warrants to purchase PubCo ordinary shares held by Sponsor, Prize and certain parties thereto.

Company Support Agreement

In connection with the execution of the Business Combination Agreement, Rose Hill, Prize and AGH have entered into the Company Support Agreement pursuant to which, among other things, AGH has agreed to (a) vote his Merger Sub ordinary shares in favor of the approval and adoption of the Business Combination Agreement and the Business Combination and (b) certain transfer restrictions with respect to his Merger Sub ordinary shares and shares of Prize.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into the Sponsor Support Agreement pursuant to which the Sponsor has agreed, among other things, to (i) certain restrictions on transfer relating to its ordinary shares of Rose Hill prior to the Closing as set forth therein, (ii) not redeem any of its shares of Rose Hill in connection with the vote to approve the Business Combination or any proposal to extend the date by which Rose Hill must complete an initial business combination, (iii) vote in favor of the Mergers and the other transactions and against any alternative transaction, (iv) waive certain anti-dilution provisions contained in Rose Hill’s Articles in connection with the Mergers and (v) subject a certain number of its Class B ordinary shares of Rose Hill to vesting.

Standby Equity Purchase Agreement

In connection with the execution of the Business Combination Agreement and for purposes of obtaining equity financing on behalf of PubCo at Closing, Prize entered into a standby equity purchase agreement the Investor, pursuant to which, among other things, at the Closing, PubCo will have the right (but not the obligation) to sell to the Investor, and the Investor will purchase from PubCo, up to $150,000,000 of PubCo ordinary shares at a purchase price of 97% of the Market Price (as defined therein) of the PubCo ordinary shares, subject to the terms and conditions set forth therein.

For additional information regarding the Business Combination and the transactions contemplated thereby, see the Current Report on Form 8-K filed with the SEC on October 25, 2022.

Other than as specifically discussed, this Annual Report does not assume the closing of the Business Combination.

Notice of Delisting

On January 24, 2023, the Company received the Notice from the Staff indicating that the Company was not in compliance with the Nasdaq Listing Rules set forth in (i) 5450(b)(2)(B), requiring a minimum of 1,100,000 Publicly Held Shares, (ii) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares and (iv) Listing Rule 5450(a)(2), requiring a minimum of 400 Total Holders.

Based on the Company’s Plan submitted to the Staff on February 7, 2023 and February 24, 2023, Nasdaq granted the Company an extension until July 24, 2023, to regain compliance with the Nasdaq Listing Rules, as described below.

The Company has included in its Plan, several steps through which it plans to regain compliance with the Nasdaq Listing Rules, including the proposed Business Combination with Prize, transferring its listing of securities to the Nasdaq Capital Market and converting 4 million outstanding Class B ordinary shares held by the sponsor to an equal number of Class A ordinary shares. Based on the Company’s Plan, Nasdaq granted the Company an extension of time to regain compliance until July 24, 2023. The terms of the extension require that the Company file on or before July 24, 2023, with the SEC and Nasdaq, a public document showing that the Company has regained compliance with the Nasdaq Listing Rules. In the event the Company does not regain compliance with the Nasdaq Listing Rules, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Listing Qualifications Panel.

Results of Operations

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and IPO, and since the IPO, the search for a prospective initial business combination prior to entering into the Business Combination with Prize. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of earnings from the proceeds derived from the IPO.

For the year ended December 31, 2022, we had a net profit of $6,210,140 which consists of interest income on investments held in Trust Account and other interest of $2,117,220 and change in fair value of warrants of $5,199,706, partially offset by operating expenses of $1,106,786.

For the period from March 29, 2021 (inception) through December 31, 2021, we had a net income of $5,334,989, which consists of change in fair value of warrants of $6,157,844 and interest income on investments held in Trust Account and other interest of $2,739, partially offset by offering cost related to warrant issuance of $550,500 and operating expenses of $275,094.

Liquidity and Capital Resources

The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the sale of 12,500,000 Units, which included a similar number of Class A ordinary shares (the “Public Shares”), at $10.00 per Unit generating gross proceeds of $125,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,500,000 warrants (“Private Placement Warrants”) at a price of $1.25 per Private Placement Warrant in a private placement to the Company’s sponsor, Rose Hill Sponsor, LLC (the “Sponsor”), Cantor Fitzgerald & Co. (“Cantor”), and J.V.B Financial Group, LLC (“Cohen”) generating gross proceeds of $6,875,000.

The underwriters of the Company’s IPO are entitled to a deferred underwriting commissions equal to 1.5% percent of the proceeds from our IPO, or $2,156,250 (which includes $937,500 related to the exercise of the over-allotment option) from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement.

Following the closing of the IPO, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account.

For the year ended December 31, 2022, there was $1,552,304 cash provided by operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $96,119 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans. In addition, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

In connection with the Company’s shareholder vote to approve the Extension Proposal on January 12, 2023, the holders of 14,118,106 of our Class A ordinary shares originally issued in our IPO properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of approximately $146 million leaving approximately $2.8 million in the Trust Account as of January 31, 2023.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and completing a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officers and chief financial officers (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) accumulated and communicated to Management, including the certifying officers, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Rose Hill; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Rose Hill are being made only in accordance with authorizations of management and directors of Rose Hill; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Rose Hill’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of Rose Hill’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management identified a material weakness in the design and operation of its internal control over financial reporting. Management concluded that the Company did not maintain adequate controls over the classification of the statement of cash flows, specifically the classification of the purchase of marketable securities as operating activities instead of investing activities. Based on this evaluation, management has determined that Rose Hill’s internal control over financial reporting was not effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Other than the matters discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Felipe C. Canales	64	Co-Chief Executive Officer and Director
Marco A. Simental	48	Co-Chief Executive Officer and Director
Jose I. Mujica	46	Chief Strategy Officer
Albert G. Hill IV	24	Co-Chief Financial Officer and Director
Juan Jose Rosas	25	Co-Chief Financial Officer and Director
Katia Bouazza	53	Director
Mario Fleck	68	Director
Juan Manuel Fernandez	56	Director
Felipe Morris	69	Director
Cristian Moreno	49	Director
Pedro Molina	47	Director

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

Jose Mujica , our Chief Strategy Officer, is a Partner and has been the head of private equity at Ameris Capital, a financial services company specializing in asset management of alternative investments, corporate finance and institutional distribution, since 2008. Mr. Mujica serves on the board of Ameris’s portfolio companies: AC Perforaciones and Mall Barrio Independencia. Prior to Ameris, he founded ZeroHotel, a boutique hotel in Chile, and NanduAir, an air transport company providing flight services in the Chilean Patagonia. Mr. Mujica was also an equity research analyst at Santander Bank, covering companies across Latin America. Mr. Mujica holds a B.A. in Business Administration from Pontificia Universidad Catolica de Chile and an M.B.A from INSEAD.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Articles as it deems appropriate. Our Articles provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors. Mr. Fleck will serve as Chairman of our board of directors.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Fernandez, Fleck and Molina are members of our audit committee. Our board of directors has determined that each of these directors is independent under the Nasdaq listing standards and applicable SEC rules. Mr. Fernandez serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Fernandez qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the Articles or alternatively by shareholder approval at general meetings.

Certain of our officers or directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other, unless such opportunity is expressly offered to such person in their capacity as a director or officer of our company and the opportunity is one we are permitted to complete on a reasonable basis.

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

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Extension Period (or such later date as may be approved by our shareholders) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if we fail to complete our initial business combination within the prescribed timeframe. If we do not complete our initial business combination within the prescribed timeframe, the private placement warrants will expire worthless. Except as described herein, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Subject to certain exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and Class A ordinary shares held by the founders in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Articles provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Articles. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants or public warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Class A Ordinary Shares			Class B Ordinary Shares(1)
	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares	Beneficially Owned		Approximate Percentage of Issued and Outstanding Class B Ordinary Shares
Name and Address of Beneficial Owner (2)
Rose Hill Sponsor LLC	4,000,000	(2)	94%	1,031,250	(2)	100%
Felipe C. Canales(3)	—		—%	—		—%
Marco Simental(3)	—		—%	—		—%
Jose I. Mujica (3)	—		—%	—		—%
Albert Hill IV	4,000,000	(2)	94%	1,031,250	(2)	100%
Juan Jose Rosas(3)	—		—%	—		—%
Katia Bouazza(3)	—		—%	—		—%
Juan Manuel Fernandez(3)	—		—%	—		—%
Felipe Morris(3)	—		—%	—		—%
Mario Fleck(3)	—		—%	—		—%
Cristian Moreno(3)	—		—%	—		—%
Pedro Molina(3)	—		—%	—		—%
Other 5% Beneficial Owners
All directors and officers as a group (11 individuals)	4,000,000		94%	1,031,250		100%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is c/o Rose Hill Acquisition Corporation, 981 Davis Drive NW, Atlanta, GA 30327.
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

On June 15, 2021, our sponsor paid $25,000, or approximately $0.005 per share, to cover certain expenses on our behalf in consideration of 5,031,250 Class B ordinary shares, par value $0.0001 (which amount of Class B ordinary shares had been adjusted pursuant to an Amended and Restated Subscription Agreement by and between us and our sponsor, dated August 25, 2021). The number of founder shares issued was determined based on the expectation that such founder shares would represent 25.9% of the issued and outstanding shares upon the completion of our IPO. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Prior to the consummation of our IPO, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our IPO. This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. On October 18, 2021, this loan was repaid in full.

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

We engaged Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (“CCM”), an affiliate of a member of our sponsor, to provide consulting and advisory services in connection with our IPO, for which it received a fee of $862,500. Affiliates of CCM have and manage investment vehicles with a passive investment in the Sponsor. CCM agreed to defer the portion of its fee resulting from exercise of the underwriters’ over-allotment option until the consummation of our initial business combination. We will also engage CCM as an advisor in connection with our initial business combination for which it will earn an advisory fee of $2,156,250, payable at closing of our initial business combination.

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

The firm of BDO USA, LLP, acts as our independent registered public accounting firm. The following is a summary of fees paid or to be paid to BDO USA, LLP (“BDO”) for services rendered.

Audit Fees. Audit fees consist of fees paid for professional services rendered for the audit of our year-end financial statements and services that are normally provided by BDO in connection with regulatory filings. The aggregate fees billed by BDO for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC tor the year ended December 31, 2022, and for the period from March 29, 2021 (inception) through December 31, 2021, totaled $90,000 and $142,000, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay BDO for any audit-related fees for the period for the year ended December 31, 2022, and for the period from March 29, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay BDO for tax planning and tax advice for the period for the year ended December 31, 2022, and for the period from March 29, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay BDO for other services for the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

2.1
Business Combination Agreement, dated as of October 19, 2022, by and among Rose Hill, Prize and AGH (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on October 25, 2022)

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

Exhibit Number	Description
10.3
Registration Rights Agreement, dated October 13, 2021, by and among the Company, Rose Hill Sponsor LLC, Cantor Fitzgerald  & Co., J.V.B. Financial Group, LLC and the other holders party thereto (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on October 18, 2021).

10.4
Private Placement Warrants Purchase Agreement, dated October 13, 2021, by and between the Company and Rose Hill Sponsor LLC and J.V.B. Financial Group, LLC (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on October 18, 2021).

10.5
Private Placement Warrants Purchase Agreement, dated October 13, 2021, by and between the Company and Cantor Fitzgerald  & Co. (incorporated by reference from Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on October 18, 2021).

10.6
Administrative Services Agreement, dated October 13, 2021, by and between the Company and Rose Hill Sponsor LLC (incorporated by reference from Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on October 18, 2021).

10.7	Form of Indemnity Agreement (incorporated by reference from Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (No. 333-259532) initially filed on September 21, 2021).

10.8
Company Support Agreement, dated October 19, 2022, by and between the Company, Prize and AGH (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 25, 2022)

10.9
Sponsor Support Agreement, dated October 19, 2022, by and between the Company, Rose Hill Sponsor LLC and Prize (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 25, 2022)

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

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March 2023.

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

Name	Position	Date

/s/ Felipe Canales	Co-Chief Executive Officer and Director	March 31, 2023
Felipe Canales	(Principal executive officer)

/s/ Marco Simental	Co-Chief Executive Officer and Director	March 31, 2023
Marco Simental	(Principal executive officer)

/s/ Albert G. Hill IV	Co-Chief Financial Officer and Director	March 31, 2023
Albert G. Hill IV	(Principal financial and accounting officer)

/s/ Juan Jose Rosas	Co-Chief Financial Officer and Director	March 31, 2023
Juan Jose Rosas	(Principal financial and accounting officer)

/s/ Katia Bouazza	Director	March 31, 2023
Katia Bouazza

/s/ Mario Fleck	Director	March 31, 2023
Mario Fleck

/s/ Juan Manuel Fernandez	Director	March 31, 2023
Juan Manuel Fernandez

/s/ Felipe Morris	Director	March 31, 2023
Felipe Morris

/s/ Cristian Moreno	Director	March 31, 2023
Cristian Moreno

/s/ Pedro Molina	Director	March 31, 2023
Pedro Molina

ROSE HILL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Rose Hill Acquisition Corporation
New York, New York

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Rose Hill Acquisition Corporation (the “Company”) as December 31, 2022 and 2021, the related statements of operations, changes in ordinary shares subject to possible redemption and shareholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of operations and its cash flows for the year ended December 31, 2022 and for the period from March 29, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its completion of the proposed business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

Item 1.	Financial Statements
ROSE HILL ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$96,119	$658,747
Prepaid expenses	104,905	369,137
Due from affiliates	25,000	25,000
Total current assets	226,024	1,052,884
NON - CURRENT ASSETS
Prepaid expenses-non current assets	—	104,905
Investments held in Trust Account	148,742,661	146,627,729
Total Non - Current Assets	148,742,661	146,732,634
TOTAL ASSETS	$148,968,685	$147,785,518
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$223,997	$51,264
Total current liabilities	223,997	51,264
LONG TERM LIABILITIES
Derivative warrant liabilities	1,328,750	6,528,456
Deferred underwriting fee payable	7,187,500	7,187,500
Total long-term liabilities	8,516,250	13,715,956
Total liabilities	8,740,247	13,767,220
COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 14,375,000 shares at redemption value at December 31, 2022 and December 31, 2021, respectively.	148,742,661	146,625,000
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 14,375,000 shares subject to possible redemption) at December 31, 2022 and December 31, 2021	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding at December 31, 2022 and December 31, 2021	503	503
Additional paid-in capital	—	—
Accumulated deficit	(8,514,726)	(12,607,205)
Total shareholders’ deficit	(8,514,223)	(12,606,702)
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$148,968,685	$147,785,518

The accompanying notes are an integral part of these financial statements

ROSE HILL ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	For the Period from March 29, 2021 (inception) through December 31, 2021

OPERATING EXPENSES
General and administrative expenses	$1,106,786	$275,094
Loss from operations	(1,106,786)	(275,094)

Other income (expense)
Interest income on investments held in Trust Account and other interest	2,117,220	2,739
Change in fair value of warrants	5,199,706	6,157,844
Offering costs related to warrant issuance	—	(550,500)
Total other income, net	7,316,926	5,610,083

Net income	$6,210,140	$5,334,989

Weighted average shares outstanding of Class A ordinary shares	14,375,000	3,788,357
Basic and diluted net income per share, Class A ordinary shares	$0.36	$2.51
Weighted average shares outstanding of Class B ordinary shares	5,031,250	3,614,508
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.21	$(1.15)

The accompanying notes are an integral part of these financial statements

ROSE HILL ACQUISITION CORP.
STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
AND SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD MARCH 29, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Class A ordinary shares subject to possible redemption		Preferred stock		Class B Ordinary shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit

Balance, March 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to initial stockholders	—	—	—	—	5,031,250	503	24,497		25,000
Issuance of Class A ordinary shares, net of offering cost	14,375,000	126,877,109	—	—	—	—	—	—	—
Deemed capital contribution from sale of private placement warrants	—	—	—	—	—	—	1,781,200	—	1,781,200
Accretion for Class A ordinary shares to redemption value	—	19,747,891	—	—	—	—	(1,805,697)	(17,942,194)	(19,747,891)
Net income	—	—	—	—	—	—	—	5,334,989	5,334,989
Balance, December 31, 2021	14,375,000	$146,625,000	$—	$—	$5,031,250	$503	$—	$(12,607,205)	$(12,606,702)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	2,117,661	—	—	—	—	—	(2,117,661)	(2,117,661)
Net income	—	—	—	—	—	—	—	6,210,140	6,210,140
Balance, December 31, 2022	14,375,000	$148,742,661	$—	$—	$5,031,250	$503	$—	$(8,514,726)	$(8,514,223)

The accompanying notes are an integral part of these financial statements

ROSE HILL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period from March 29, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income	$6,210,140	$5,334,989
Adjustments to reconcile income to net cash used in operating activities:
Interest income on investments held in Trust Account	—	(2,729)
Change in fair value of warrants	(5,199,706)	(6,157,844)
Offering costs related to warrant issuance	—	550,500
Changes in operating assets and liabilities:
Prepaid from expenses and other assets	369,137	(474,042)
Due to affiliates	—	(25,000)
Accounts payable and accrued expenses	172,733	51,264
Net cash provided by (used in) operating activities	1,552,304	(722,862)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	$—	$(146,625,000)
Reinvestment of dividend income on Trust Account	(2,114,932)	—
Net cash used in investing activities	(2,114,932)	(146,625,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriters’ discount	$—	$140,875,000
Proceeds from Private Placement Warrant	—	7,625,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Payment of offering costs	—	(518,391)
Net cash provided by financing activities	—	148,006,609

Net Change in Cash	(562,628)	658,747
Cash – Beginning of period	658,747	—
Cash – End of period	$96,119	$658,747

Non-cash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$7,187,500
Remeasurement of redeemable Class A ordinary shares to redemption value	$2,117,661	$(19,747,891)

The accompanying notes are an integral part of these financial statements

ROSE HILL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
Note 1 – Description of Organization and Business Operations

Rose Hill Acquisition Corporation (the “Company”) was incorporated in the Cayman Islands on March 29, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (an “Initial Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating an Initial Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the IPO of 12,500,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $125,000,000, which is discussed in Note 3.

The Company had until January 18, 2023, 15 months from the closing of the IPO (“Combination Period”) to complete an Initial Business Combination. On January 12, 2023, as disclosed in the Company’s Form 8-K dated January 13, 2023, the shareholders approved to amend the Articles of Association to extend the date by which the Company must complete its Initial Business Combination from January 18, 2023, to July 18, 2023. (“Extension Proposal”). In connection with the votes to approve the Extension Proposal, the holders of 14,118,106 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Following such redemption, the amount of funds remaining in the Company’s trust account is approximately $2.8 million.

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

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,875,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $18,750,000. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 600,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $750,000.

Offering costs for the IPO and over allotment amounted to $10,580,891, consisting of $2,099,451 (net of $775,549 reimbursed by the underwriters) of underwriting fees, $7,187,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,293,940 of other costs. As described in Note 6, the $7,187,500 of deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination, subject to the terms of the underwriting agreement.

Following the closing of the IPO, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. There is no assurance that the Company will be able to complete an Initial Business Combination successfully. The Company must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account at the time of the agreement to enter into the Initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect an Initial Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”). In accordance with the rules of the SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001 in connection with approval of an Initial Business Combination, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Initial Business Combination. If the Company seeks shareholder approval of the Initial Business Combination, the Company will proceed with an Initial Business Combination if a majority of the shares voted are voted in favor of the Initial Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with an Initial Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving an Initial Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete an Initial Business Combination by July 18, 2023, 21 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete an Initial Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.35 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of December 31, 2022, the Company had $96,119 in its operating bank accounts, $148,742,661 in cash and securities held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $2,027.

Until the consummation of an Initial Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Initial Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Business Combination with Prize

Business Combination Agreement

On October 20, 2022, the Company entered into a Business Combination Agreement with Inversiones e Inmobilaria GHC Ltda, a limited liability company organized under the laws of Chile (“Prize”) and, for certain limited purposes, Alejandro García Huidobro Empresario Individual (“AGH”) (as it may be amended and/or restated from time to time, the “Business Combination Agreement”), pursuant to which, and subject to the terms and conditions set forth therein, prior to the consummation of the Business Combination (as defined below), (i) Prize will cause to be incorporated under the laws of the Cayman Islands, (a) an exempted company with limited liability to serve as “PubCo” for all purposes under the Business Combination Agreement and (b) an exempted company with limited liability to serve as “Merger Sub” for all purposes under the Business Combination Agreement, (ii) Prize and AGH will cause to be incorporated under the laws of Chile, a simplified stock corporation that will serve as “HoldCo” for all purposes under the Business Combination Agreement, in each case, as a direct wholly owned subsidiary of Prize and (iii) promptly following the incorporation of PubCo, Merger Sub and HoldCo, Prize and AGH will consummate a pre-closing restructuring pursuant to which, among other things, all subsidiaries of Prize will become direct or indirect subsidiaries of HoldCo, HoldCo will become a wholly owned subsidiary of Merger Sub, and Merger Sub will become a wholly owned subsidiary of Prize (collectively, the “Pre-Closing Restructuring”).

Following the Pre-Closing Restructuring, at the closing of the Business Combination, (i) the Company will be merged with and into PubCo with PubCo continuing as the surviving entity (the “First Merger”) and (ii) subsequent to the First Merger, Merger Sub will be merged with and into PubCo with PubCo continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”) (such transactions and those otherwise contemplated by the Business Combination Agreement, collectively, the “Business Combination”).

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Business Combination, are summarized below. Capitalized terms used in this Annual Report but not otherwise defined herein have the meanings given to them in the Business Combination Agreement, which is included as an exhibit to this Annual Report.

Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, by virtue of the First Merger, (i) each Rose Hill ordinary share that is issued and outstanding immediately prior to the First Merger will be converted into one validly issued, fully paid and non-assessable PubCo ordinary share, and (ii) all outstanding warrants to purchase ordinary shares of Rose Hill will be converted into warrants to purchase the same number of PubCo ordinary shares and all rights with respect to Rose Hill ordinary shares under such Rose Hill warrants will be converted into rights with respect to the applicable PubCo ordinary shares.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, by virtue of the Second Merger, each Merger Sub ordinary share that is issued and outstanding immediately prior to the Second Merger will be converted into a number of PubCo ordinary shares equal to the quotient of (i) the Equity Value, divided by (ii) the number of Merger Sub ordinary shares that are issued and outstanding immediately prior to the Second Merger, divided by (iii) $10.00. The “Equity Value” under the Business Combination Agreement is an amount equal to (i) $328,000,000, minus (ii) the lesser of (a) the aggregate amount of transaction expenses (the “Specified Transaction Expenses”) of Prize and the Company (other than those expenses incurred in respect of obtaining an equity line of credit or similar financing arrangement to be in place and available to PubCo as of the closing of the Business Combination (“Closing”)) and (b) $10,000,000.

In the event that the Specified Transaction Expenses exceed $10,000,000, then the number of PubCo ordinary shares otherwise issuable to Rose Hill Sponsor LLC (the “Sponsor”) under the Business Combination Agreement will be decreased by a number of shares equal to the amount of such excess divided by $10.00.

Earn-Out Shares

If, at any time following the Closing, the daily volume-weighted average price (“VWAP”) of PubCo ordinary shares is greater than or equal to (a) $18.00, (b) $22.00, (c) $26.00, or (d) $30.00 in each case, over any thirty (30) days on which the PubCo ordinary shares are tradeable on NASDAQ (“Trading Days”) within any consecutive forty-five (45) Trading Day period then PubCo will issue 2,948,800 PubCo ordinary shares to Prize (“Earn-Out Shares”) after the occurrence of each such consecutive forty-five (45) Trading Day period. For the avoidance of doubt, Prize may be entitled to receive a maximum of 11,795,200 Earn-Out Shares in the aggregate in respect of the occurrence of all four Earn-Out Events.

Registration Rights and Lock-up Agreement

In connection with the Closing of the Business Combination Agreement, PubCo, the Sponsor, Prize and certain other parties thereto will enter into a registration rights and lock-up agreement (the “Registration Rights and Lock-Up Agreement”), which, among other things, (i) effective as of the Closing, terminates and replaces the current registration rights agreement, dated as of October 13, 2021, by and among Rose Hill, the Sponsor and the other parties thereto, (ii) provides that PubCo will be obligated to file a registration statement to register the resale of certain PubCo ordinary shares held by Sponsor, Prize and certain other parties thereto, at the consummation of the Business Combination, (iii) provides certain parties thereto including Prize, certain demand and piggyback registration rights, and (iv) provides for certain restrictions on transfer relating to PubCo ordinary shares and warrants to purchase PubCo ordinary shares held by Sponsor, Prize and certain parties thereto.

Company Support Agreement

In connection with the execution of the Business Combination Agreement, Rose Hill, Prize and AGH have entered into a company support agreement (the “Company Support Agreement”) pursuant to which, among other things, AGH has agreed to (a) vote his Merger Sub ordinary shares in favor of the approval and adoption of the Business Combination Agreement and the Business Combination and (b) certain transfer restrictions with respect to his Merger Sub ordinary shares and shares of Prize.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into a sponsor support agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor has agreed, among other things, to (i) certain restrictions on transfer relating to its ordinary shares of Rose Hill prior to the Closing as set forth therein, (ii) not redeem any of its shares of Rose Hill in connection with the vote to approve the Business Combination or any proposal to extend the date by which Rose Hill must complete an Initial Business Combination, (iii) vote in favor of the Mergers and the other transactions and against any alternative transaction, (iv) waive certain anti-dilution provisions contained in Rose Hill’s Articles in connection with the Mergers and (v) subject a certain number of its Class B ordinary shares of Rose Hill to vesting.

Standby Equity Purchase Agreement

In connection with the execution of the Business Combination Agreement and for purposes of obtaining equity financing on behalf of PubCo at Closing, Prize entered into a standby equity purchase agreement with a financial investor and affiliate of Yorkville Advisors (the “Investor”), pursuant to which, among other things, at the Closing, PubCo will have the right (but not the obligation) to sell to the Investor, and the Investor will purchase from PubCo, up to $150,000,000 of PubCo ordinary shares at a purchase price of 97% of the Market Price (as defined therein) of the PubCo ordinary shares, subject to the terms and conditions set forth therein.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that it is reasonably possible that COVID-19 could have a negative effect on completing the IPO and subsequently identifying a target company for an Initial Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $96,119 and $658,747 of cash and no cash equivalents as of December 31, 2022 and 2021, respectively.

Investments Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held U.S. Money Market Funds primarily invested in U.S. Treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

The provision for income taxes was deemed to be de minimis for the period ended December 31, 2022 and 2021.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 14,375,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 13,287,500 ordinary shares at $11.50 per share were issued on October 18, 2021. At December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,287,500 potential shares of Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares were excluded from diluted earnings per share for the year ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary shares is the same as basic net income per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share.

For the year ended December 31, 2022:

Net income	$6,210,140
Less: Accretion of temporary equity to redemption value	(2,114,932)
Net income excluding accretion of temporary equity to redemption	$4,095,208

	Class A	Class B	Total

Total number of shares	14,375,000	5,031,250	19,406,250
Ownership percentage	74%	26%
Total income allocated	$4,600,104	$1,610,036	$6,210,140
Less: Accretion allocated based on ownership percentage	(1,566,616)	(548,316)	(2,114,932)
Plus: Accretion applicable to Class A redeemable shares	2,114,932	—	2,114,932
Total income by class	$5,148,420	$1,061,720	$6,210,140
Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250
Income per share	$0.36	$0.21

For the period from March 29, 2021 (inception) through December 31, 2021:

For the period March 29, 2021 (inception) through December 31, 2021
Net loss from inception to IPO date (March 29, 2021)	$(588,125)
Net income from IPO date to year-end	5,923,114
Total income from inception to year-end	5,334,989
Less: Accretion of Class A redeemable shares to redemption value	(19,747,891)
Net loss including accretion of Class A redeemable shares to redemption value	$(14,412,902)

	Class A Ordinary share	Class B Ordinary share	Total
Total income allocated	$4,387,492	$947,497	$5,334,989
Less: Accretion allocated based on ownership percentage	(14,628,067)	(5,119,824)	(19,747,891)
Plus: Accretion applicable to Class A redeemable shares	19,747,891	—	19,747,891
Total income (loss) allocable by each class	9,507,315	(4,172,327)	5,334,989
Weighted Average Shares Outstanding including common stock subject to redemption	3,788,357	3,614,508
Basic and diluted net income (loss) per share	$2.51	$(1.15)

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 — Private Placement Warrants

On October 18, 2021, simultaneously with the consummation of the IPO, the Company consummated the issuance and sale (“Private Placement”) of 6,100,000 warrants (the “Placement Warrants”) in a private placement transaction at a price of $1.25 per Placement Warrant, generating gross proceeds of $7,625,000. The Placement Warrants were purchased by Cantor (805,000 Placement Warrants), Cohen (345,000 Placement Warrants) and Sponsor (4,950,000 Placement Warrants). Each whole Placement Warrant will be exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

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

Related Party Loans

On June 15, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. At December 31, 2022 and 2021, the Company had no outstanding borrowings under the Note.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants.As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

Support Services

The Company pays for services related to office space a fee of up to $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Initial Business Combination or liquidation. In addition, the Company may make payments of up to $13,000 per month to members of the management team for services rendered to the Company commencing on the date that the Company's securities are first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and our liquidation.

For the year ended December 31, 2022, and for the period from March 29, 2021 (inception) through December 31, 2021, $145,000 and $30,000, respectively, has been incurred under the agreeement.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A ordinary shares) pursuant to a registration rights agreement signed on or before the date of the prospectus for the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $2,875,000 in the aggregate at the closing of the IPO (which includes $375,000 related to the exercise of the over-allotment option), of which $775,549 was reimbursed to the Company to pay for additional advisors and expenses. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.50 per unit, or $7,187,500 (which includes $937,500 related to the exercise of the over-allotment option) from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

 On October 20, 2022, the Company entered into a Business Combination Agreement by and among Prize AGH for certain limited purposes.

Shareholder Approvals

   On January 12, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). The shareholders approved the proposal (“Extension Proposal”), as a special resolution, to amend the Articles of Association to extend the date by which the Company must complete its Initial Business Combination from January 18, 2023, to July 18, 2023. Additionally, the shareholders approved the proposal, as a special resolution, to amend the Articles of Association to acknowledge and clarify that pursuant to the Articles of Association, approval of the Company’s Initial Business Combination requires an ordinary resolution (“Clarification Proposal”).

   In connection with the votes to approve the Extension Proposal and the Clarification Proposal, the holders of 14,118,106 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Following such redemption, the amount of funds remaining in the Company’s Trust Account is approximately $2.8 million

Note 7 — Shareholders’ Equity

Ordinary Shares

Class  A Ordinary Shares  — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were -0- (excluding 14,375,000 shares of Class A ordinary shares subject to possible redemption) shares of Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 5,031,250 shares of Class B ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ 45-day over-allotment option was exercised in full.

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

Preference Shares— The Company is authorized to issue 2,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preference shares issued or outstanding.

Note 8—Warrant Liabilities

Warrants— The Public Warrants will become exercisable 30 days after the completion of an Initial Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such shares of ordinary shares. Notwithstanding the foregoing, if a registration statement covering the shares of ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants and the shares of ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete an Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Initial Business Combination on the date of the consummation of an Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of ordinary shares or equity-linked securities.

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

At December 31, 2022 and 2021, assets held in the Trust Account were comprised of  U.S. Money Market Funds primarily invested in U.S. Treasury obligations.

At December 31, 2022 and 2021, there were 7,187,500 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.
DECEMBER 31, 2022:

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Funds	$148,742,661	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$718,750	$—	$—
Warrant Liability - Private Warrants	$—	$610,000	$—

DECEMBER 31, 2021:

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Funds	$146,627,729	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$3,521,156	$—	$—
Warrant Liability - Private Warrants	$—	$—	$3,007,300

The Company has determined that warrants issued in connection with its IPO in October 2021 are subject to treatment as a liability. The estimated fair value of the warrant liability is determined using Level 1, Level 2 and Level 2 inputs. At December 31, 2022 and 2021 the fair value of the Public Warrants was based on quoted market prices in an active market. At December 31, 2021, the fair value of the Private Warrants was determined using a Monte Carlo simulation model. The key assumptions in the pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be nine months until the close of an Initial Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

At December 31, 2022 and 2021, the Public Warrants valuation was based on publicly traded prices. The Public Warrants were valued at $0.10 and $0.49 at December 31, 2022 and 2021, respectively.

The fair value of the Public Warrants issued in connection with the IPO and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the IPO have been measured based on the listed market price of such warrants since December 6, 2021. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered a Level 2 fair value measurement.

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

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from March 29, 2021 (inception) through December 31, 2022 is summarized as follows:

Derivative warrant liabilities at March 29, 2021 (inception)	$—
Issuance of Private Warrants—Level 3 measurements	5,843,800
Change in fair value of derivative warrant liabilities with Level 3 inputs	(2,836,500)

Derivative warrant liabilities at December 31, 2021 with Level 3 inputs	$3,007,300
Transfer out of level 3	(3,007,300)

Derivative warrant liabilities at December 31, 2022 with Level 3 inputs	$—

At December 31, 2022 and December 31, 2021, the fair value of the Public and Private Warrants was $0.10 and $0.49, respectively.

Note 10 — Subsequent Events

On January 12, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). The shareholders approved the proposal (“Extension Proposal”), as a special resolution, to amend the Articles of Association to extend the date by which the Company must complete its Initial Business Combination from January 18, 2023, to July 18, 2023. Additionally, the shareholders approved the proposal, as a special resolution, to amend the Articles of Association to acknowledge and clarify that pursuant to the Articles of Association, approval of the Company’s Initial Business Combination requires an ordinary resolution (“Clarification Proposal”).

   In connection with the votes to approve the Extension Proposal and the Clarification Proposal, the holders of 14,118,106 Class A ordinary shares of the Company properly exercised their right to redeem their shares. Following such redemption, the amount of funds remaining in the Company’s Trust Account is approximately $2.8 million.

On January 24, 2023, the Company received a notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with certain requirements of the Nasdaq Listing Rules set forth in (i) 5450(b)(2)(B), requiring a minimum of 1,100,000 Publicly Held Shares, (ii) Listing Rule 5450(b)(2)(A), requiring a minimum of $50 million Market Value of Listed Securities, (iii) Listing Rule 5450(b)(2)(C), requiring a minimum of $15 million in Market Value of Publicly Held Shares and (iv) Listing Rule 5450(a)(2), requiring a minimum of 400 Total Holders (collectively, the “Nasdaq Listing Rules”).

Based on the Company’s plan to regain compliance with the Nasdaq Listing Rules (the “Plan”) submitted to Nasdaq on February 7, 2023 and February 24, 2023, Nasdaq granted the Company an extension until July 24, 2023, to regain compliance with the Nasdaq Listing Rules.

The terms of the extension require that the Company file on or before July 24, 2023, with the SEC and Nasdaq, a public document showing that the Company has regained compliance with the Nasdaq Listing Rules. In the event the Company does not regain compliance with the Nasdaq Listing Rules, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Listing Qualifications Panel.