Form 10-Q
period 2023-03-31
Rose Hill Acquisition Corp
filed 2023-05-15
CIK 1870129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of May 12, 2023, there were 4,256,984 Class A ordinary shares, par value $0.0001 per share, and 1,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROSE HILL ACQUISITION CORPORATION
QUARTERLY REPORT ON FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ROSE HILL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$45,935	$96,119
Prepaid expenses	14,122	104,905
Due from affiliates	25,000	25,000
Total current assets	85,057	226,024
NON – CURRENT ASSETS
Investments held in Trust Account	2,883,002	148,742,661
Total Non – Current Assets	2,883,002	148,742,661
TOTAL ASSETS	$2,968,059	$148,968,685

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$343,845	$223,997
Total current liabilities	343,845	223,997
LONG TERM LIABILITIES
Derivative warrant liabilities	797,250	1,328,750
Deferred underwriting fee payable	1,500,000	7,187,500
Total long-term liabilities	2,297,250	8,516,250
Total liabilities	2,641,095	8,740,247

COMMITMENTS AND CONTINGENCIES (NOTE 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 256,894 and 14,375,000 shares at redemption value at March 31, 2023 and December 31, 2022, respectively	2,883,002	148,742,661

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022 respectively	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 4,000,000 and 0 shares issued and outstanding (excluding 256,894 and 14,375,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	400	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 1,031,250 and 5,031,250 shares issued and outstanding at March 31, 2023 and December 31, 2022 respectively	103	503
Additional paid-in capital	—	—
Accumulated deficit	(2,556,541)	(8,514,726)
Total shareholders’ deficit	(2,556,038)	(8,514,223)
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$2,968,059	$148,968,685

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

OPERATING EXPENSES
General and administrative expenses	$261,708	$285,168
Loss from operations	(261,708)	(285,168)

Other income:
Earnings on investments held in Trust Account and other interest	400,820	14,780
Recovery of offering costs allocated to warrants	270,725	—
Change in fair value of warrants	531,500	2,951,706
Total other income	1,203,045	2,966,486

Net income	$941,337	$2,681,318

Weighted average shares outstanding of Class A ordinary shares subject to redemption	1,825,572	14,375,000
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.30	$0.14
Weighted average shares outstanding of Class A and Class B ordinary shares not subject to redemption	5,031,250	5,031,250
Basic and diluted net income per share, Class A and Class B ordinary shares not subject to redemption	$0.08	$(0.14)

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A ordinary shares subject to possible redemption		Class A ordinary shares not subject to possible redemption		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2023	14,375,000	$148,742,661	$—	$—	$5,031,250	$503	$—	$(8,514,726)	$(8,514,223)
Redemptions	(14,118,106)	(146,259,586)	—	—	—	—	—	—	—
Recovery of Deferred Underwriter Commissions	—	—	—	—	—	—	—	5,416,775	5,416,775
Remeasurement of redeemable Class A ordinary shares to redemption value	—	399,927	—	—	—	—	—	(399,927)	(399,927)
Reclassification of Class B shares to Class A shares	—	—	4,000,000	400	(4,000,000)	(400)	—	—	—
Net income	—	—	—	—	—	—	—	941,337	941,337
Balance, March 31, 2023	256,894	$2,883,002	$4,000,000	$400	$1,031,250	$103	$—	$(2,556,541)	$(2,556,038)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A ordinary shares subject to possible redemption		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	14,375,000	$146,625,000	5,031,250	$503	$—	$(12,607,205)	$(12,606,702)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	17,519	—	—	—	(17,519)	(17,519)
Net income	—	—	—	—	—	2,681,318	2,681,318
Balance, March 31, 2022	14,375,000	$146,642,519	5,031,250	$503	$—	$(9,943,406)	$(9,942,903)

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$941,337	$2,681,318
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings on investments held in Trust Account	—	(14,765)
Recovery of offering costs allocated to warrants	(270,725)	—
Change in fair value of warrants	(531,500)	(2,951,706)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	90,783	47,120
Accounts payable and accrued expenses	119,848	52,543
Net cash provided by (used in) operating activities	349,743	(185,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	146,259,586	—
Reinvestment of dividend income on Trust Account	(399,927)	—
Net cash provided by investing activities	145,859,659	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Class A common stock subject to possible redemption	(146,259,586)	—
Net cash used in financing activities	(146,259,586)	—

NET CHANGE IN CASH	$(50,184)	$(185,490)
CASH, BEGINNING OF PERIOD	96,119	658,747
CASH, END OF PERIOD	$45,935	$473,257

Non-cash investing and financing activities:
Reclassification of Class B shares to Class A shares	$400	$—
Impact of the recovery of deferred commission by the underwriters	$5,416,775	$—
Remeasurement of redeemable Class A ordinary shares to redemption value	$399,927	$17,519

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

As of March 31, 2023, the Company had not commenced any operations. Activity through March 31, 2023, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of earnings on investments from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the IPO of 12,500,000 units (“Units”) with respect to the Class A ordinary shares included in the units being offered (the “Public Shares”) at $10.00 per unit generating gross proceeds of $125,000,000.

The Company had until January 18, 2023, 15 months from the closing of the IPO to complete an Initial Business Combination. On January 12, 2023, as disclosed in the Company’s Form 8-K dated January 13, 2023, the shareholders approved a proposal, as a special resolution, to amend the Company’s amended and restated memorandum and articles of association (“Articles”) to extend the date by which the Company must complete its Initial Business Combination from January 18, 2023, to July 18, 2023 (“Extension Proposal”). Additionally, the shareholders approved a proposal, as a special resolution, to amend the Articles to acknowledge and clarify that pursuant to the Articles, approval of the Company’s Initial Business Combination requires an ordinary resolution (“Clarification Proposal”). In connection with the vote to approve the Extension Proposal and Clarification Proposal, the holders of 14,118,106 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of approximately $146,000,000 million. Following such redemption, the amount of funds remaining in the Company’s trust account is approximately $2.8 million.

The Company has until July 18, 2023 (unless extended) (“Combination Period”) to complete an Initial Business Combination.

Following the closing of the IPO, $146,625,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Initial Business Combination and in connection with certain amendments to the Articles. In accordance with the rules of the SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001 in connection with approval of an Initial Business Combination, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Initial Business Combination. If the Company seeks shareholder approval of the Initial Business Combination, the Company will proceed with an Initial Business Combination if a majority of the shares voted are voted in favor of the Initial Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Articles conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with an Initial Business Combination, Rose Hill Sponsor LLC (the “Sponsor”) has agreed to vote its Founder Shares (as defined below) and any Public Shares purchased during or after the IPO in favor of approving an Initial Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Articles that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete an Initial Business Combination during the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On March 24, 2023, Nasdaq granted the Company an extension until July 24, 2023, by which time the Company must file with the SEC and Nasdaq a public document showing compliance with the Nasdaq Listing Rules. If the Company is unable to regain compliance with the Nasdaq Listing Rules by July 24, 2023, it may be subject to delisting procedures as set forth in the Nasdaq continued listing rules.

Conversion of Class B Ordinary Shares held by the Sponsor

On February 28, 2023, the Sponsor converted 4,000,000 of its Class B ordinary shares to Class A ordinary shares on a 1:1 basis as part of the Company’s plan to regain compliance with the Nasdaq Listing Rules. As a result, the Company’s market capitalization as of March 31, 2023, was $42,186,711. The Sponsor’s converted Class A ordinary shares are not subject to redemptions and have no rights to funds in the Trust Account.

Founder Shares

Founder Shares refers to the 5,031,250 Class B ordinary shares acquired by the Sponsor prior to the IPO and following the conversion of the Sponsor’s Class B ordinary shares on February 28, 2023, consists of 1,031,250 Class B ordinary shares and 4,000,000 non-redeemable Class A ordinary shares held by the Sponsor.

The 1,031,250 Class B ordinary shares held by the Sponsor will automatically convert into Class A ordinary shares at the time of the Company’s Initial Business Combination and are subject to certain transfer restrictions. Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment, at any time.

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares (including the Class A ordinary shares held by the Sponsor) if the Company fails to complete an Initial Business Combination during the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination during the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 4) held in the Trust Account in the event the Company does not complete an Initial Business Combination during the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of March 31, 2023, the Company had $45,935 in its operating bank accounts, $2,883,002 in securities held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $258,788.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Business Combination, are summarized below. Capitalized terms used in this Quarterly Report for the quarter ended March 31, 2023 (“Quarterly Report”) but not otherwise defined herein have the meanings given to them in the Business Combination Agreement, which is included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Additionally, Prize has agreed to pay certain operating costs of the Company. For the three months ended March 31, 2023, Prize has reimbursed the Company $35,000 in operating costs.

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

Risks and Uncertainties

The credit and financial markets have experienced extreme volatility and disruptions due in part to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the statement of financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $45,935 and $96,119 of cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held U.S. Money Market Funds primarily invested in U.S. Treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023, or December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. At March 31, 2023 and December 31, 2022, 256,894 and 14,375,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At March 31, 2023 and December 31, 2022, 4,000,000 and 0 shares of Class A ordinary shares not subject to possible redemption is presented as equity as a component of shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income per ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares subject to possible redemption or Public Shares and the Founder Shares which include the Class B ordinary shares and the Class A ordinary shares held by the Sponsor, not subject to possible redemption. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants and Private Placement Warrants to purchase 13,287,500 ordinary shares at $11.50 per share were issued on October 18, 2021. At March 31, 2023 and 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,287,500 potential shares of Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share.

For the three months ended March 31, 2023:

Net income	$941,337
Less: Accretion of temporary equity to redemption value	(399,927)

Net income excluding accretion of temporary equity to redemption	$541,410

	Class A shares subject to redemption	Class A and Class B shares not subject to redemption	Total
Weighted Average Shares outstanding	1,825,572	5,031,250	6,856,822
Ownership percentage	27%	73%
Total income allocated	$250,623	$690,714	$941,337
Less: Accretion allocated based on ownership percentage	(106,477)	(293,450)	(399,927)
Plus: Accretion applicable to Class A redeemable shares	399,927	—	399,927

Total income by class	$544,073	$397,264	$941,337
Weighted Average Shares outstanding	1,825,572	5,031,250	6,856,822
Income per share	$0.30	$0.08

For the three months ended March 31, 2022:

Net income	$2,681,318
Less: Accretion of temporary equity to redemption value	(17,509)
Net income excluding accretion of temporary equity to redemption	$2,663,809

	Class A shares subject to redemption	Class B shares not subject to redemption	Total

Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250
Ownership percentage	74%	26%
Total income allocated	$1,986,161	$695,157	$2,681,318
Less: Accretion allocated based on ownership percentage	(12,970)	(4,539)	(17,509)
Plus: Accretion applicable to Class A redeemable shares	17,509	—	17,509
Total income by class	$1,990,700	$690,618	$2,681,318
Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250
Income per share	$0.14	$0.14

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Related Party Transactions

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

For the three months ended March 31, 2023 and 2022, $1,400 and $39,000, respectively, has been incurred and paid under this agreement.

Note 4 — Commitments and Contingencies

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

Underwriting Agreement

The underwriters were entitled to a deferred underwriting commissions of $0.50 per Unit, or $7,187,500 from the closing of the IPO. In association with the redemption of the Company’s Class A ordinary shares on January 12, 2023, the underwriters have agreed to a reduced commission of $1,500,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

The Company treated the $5,687,500 reduction of the deferred underwriting commissions as a reversal of offering costs of the IPO. As such, $270,725 of recovery of offering costs allocated to warrants is reported on the condensed statement of operations under other income and $5,416,775 of recovery of deferred underwriting commissions is reported on the condensed statement of changes in redeemable ordinary shares and shareholders’ deficit under recovery of deferred underwriter commission.

Business Combination Agreement

As disclosed in Note 1, on October 20, 2022, the Company entered into a Business Combination Agreement by and among Prize, Merger Sub, PubCo, HoldCo and, for certain limited purposes, AGH.

Shareholder Approvals

As discussed in Note 1, on January 12, 2023, the Company held the Meeting at which the shareholders approved the Extension Proposal to extend the date by which the Company must complete its Initial Business Combination from January 18, 2023, to July 18, 2023. Additionally, the shareholders approved the Clarification Proposal to acknowledge and clarify that pursuant to the Articles, approval of the Company’s Initial Business Combination requires an ordinary resolution.

In connection with the vote to approve the Extension Proposal and Clarification Proposal, the holders of 14,118,106 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of approximately $146 million.

Note 5 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 2,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 4,000,000 and -0- shares of Class A ordinary shares issued and outstanding (excluding 256,894 and 14,375,000 shares of Class A ordinary shares subject to possible redemption), respectively.

As discussed in Note 1, on January 24, 2023, the Company received the Notice from the Staff of Nasdaq indicating that the Company was not in compliance with certain requirements of the Nasdaq Listing Rules.  As part of the Company’s plan to regain compliance with the Nasdaq Listing Rules, on February 28, 2023, the Sponsor converted 4,000,000 Class B ordinary shares to Class A ordinary shares on a 1:1 basis. The Sponsor’s converted Class A ordinary shares are not subject to redemptions and have no rights to funds held in the Trust Account.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 1,031,250 and 5,031,250 shares of Class B ordinary shares outstanding, respectively.

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

Note 6 — Warrant Liabilities

Warrants —The Public Warrants will become exercisable 30 days after the completion of an Initial Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such shares of ordinary shares. Notwithstanding the foregoing, if a registration statement covering the shares of ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of an Initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation.

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

Note 7 — Fair Value Measurements

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

At March 31, 2023 and December 31, 2022, assets held in the Trust Account were comprised of U.S. Money Market Funds primarily invested in U.S. Treasury obligations.

At March 31, 2023 and December 31, 2022, there were 7,187,500 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

MARCH 31, 2023:

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Funds	$2,883,002	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$431,250	$—	$—
Warrant Liability - Private Warrants	$—	$366,000	$—

DECEMBER 31, 2022:

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Funds	$148,742,661	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$718,750	$—	$—
Warrant Liability - Private Warrants	$—	$610,000	$—

At March 31, 2023 and December 31, 2022 the fair value of the Public Warrants was based on quoted market prices in an active market. The Company considers the Private Placement Warrants to be economically equivalent to the Public Warrants. As such, the fair value of the Private Placement Warrants is measured by reference to the trading price of the Public Warrants; which is considered a Level 2 fair value measurement.

At March 31, 2023 and December 31, 2022, the Public Warrants and Private Placement Warrants were valued at $0.06 and $0.10, respectively.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report to “we,” “us” or the “Company” refer to Rose Hill Acquisition Corporation References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refers to Rose Hill Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including statements relating to our financial position, business strategy and the plans and objectives of management for future operations; our ability to complete an Initial Business Combination, including the Business Combination with Prize; our expectations regarding the Business Combination with Prize, including the expected benefits of the business combination and future value creation; our expectations regarding the cost of pursuing an Initial Business Combination; our public securities’ potential liquidity and trading; our use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; our ability to continue our listing on Nasdaq; our future liquidity and capital requirements; our ability to continue as a going concern; our ability to obtain additional financing to complete our Initial Business Combination; our expectations regarding future issuances of ordinary shares in connection with an Initial Business Combination; our expectations around the performance of a prospective target business or businesses; our ability to select an appropriate target business or businesses; and our expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed on March 31, 2023 with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Company was incorporated on March 29, 2021, as a Cayman Islands exempted company. The Company was formed for the purpose of entering into an Initial Business Combination with one or more businesses.

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

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Business Combination, are summarized below. Capitalized terms used in this Quarterly Report but not otherwise defined herein have the meanings given to them in the Business Combination Agreement, which is included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023.

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

Other than as specifically discussed, this Quarterly Report does not assume the closing of the Business Combination.

Notice of Delisting

On January 24, 2023, the Company received the Notice from the Staff of Nasdaq indicating that the Company was not in compliance with certain requirements of the Nasdaq Listing Rules. On March 24, 2023, Nasdaq granted the Company an extension until July 24, 2023, by which time the Company must file with the SEC and Nasdaq a public document showing that it has regained compliance with the Nasdaq Listing Rules. If the Company is unable to regain compliance with the Nasdaq Listing Rules by July 24, 2023, it may be subject to delisting procedures as set forth in the Nasdaq continued listing rules.

The Company cannot assure you that it will be successful in regaining compliance with the Nasdaq continued listing requirements and that its securities will continue to be listed on Nasdaq in the future or prior to the Company’s Initial Business Combination. In order to continue listing the Company’s securities on the Nasdaq prior to its Initial Business Combination, the Company must regain and continue to maintain certain financial, distribution and share price levels. Generally, the Company must maintain a minimum market capitalization (generally $35,000,000) and a minimum number of holders of our securities (generally 300 public holders).

On February 28, 2023, the Sponsor converted 4,000,000 of its Class B ordinary shares to Class A ordinary shares of the Company on a 1:1 basis as part of the Company’s plan to regain compliance with the Nasdaq Listing Rules. As a result, the Company’s market capitalization as of March 31, 2023, was $42,186,711. The newly converted Class A ordinary shares held by the Sponsor are not subject to redemptions and have no rights to funds held in the Trust Account.

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and IPO, and since the IPO, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings from the proceeds derived from the Initial Public Offering.

For the three months ended March 31, 2023, we had a net profit of $941,337 which consists of operating expenses of $261,708, earnings on investments held in trust account and other interest of $400,820, recovery of offering costs allocated to warrants of $270,725 and change in fair value of warrants of $531,500.

For the three months ended March 31, 2022, we had a net profit of $2,681,318 which consists of operating expenses of $285,168, Interest income on investments held in trust account and other interest of $14,780 and change in fair value of warrants of $2,951,706.

Liquidity and Capital Resources

For the three months ended March 31, 2023, there was $349,743 cash provided by operating activities.

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

At March 31, 2023, we had cash of $45,935 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023, the Company had no outstanding borrowings under the Working Capital Loans. In addition, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

In connection with the Company’s shareholder vote to approve the Extension Proposal on January 12, 2023, the holders of 14,118,106 of our Class A ordinary shares originally issued in our IPO exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of approximately $146 million.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and completing a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

The underwriters were entitled to a deferred underwriting commissions of $0.50 per Unit, or $7,187,500 from the closing of the IPO. In association with the redemption of the Company’s Class A ordinary shares on January 12, 2023, the underwriters have agreed to a reduced commission of $1,500,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

The Company treated the $5,687,500 reduction of the deferred underwriting commissions as a reversal of offering costs of the IPO. As such, $270,725 of recovery of offering costs allocated to warrants is reported on the condensed statement of operations and $5,416,775 of recovery of deferred underwriting commissions is reported on the condensed statement of changes in redeemable ordinary shares and shareholders’ deficit.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2023 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) accumulated and communicated to Management, including the certifying officers, as appropriate to allow timely decisions regarding required disclosures. As previously reported in our 2022 Annual Report on Form 10-K, management concluded that the Company did not maintain adequate controls over the classification of the statement of cash flows. This material weakness continues to exist at March 31, 2023.

Changes in Internal Control Over Financial Reporting

Other than the matters discussed above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROSE HILL ACQUISITION CORPORATION

Date: May 15, 2023	By:	/s/ Felipe Canales
	Name:	Felipe Canales
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Marco Simental
	Name:	Marco Simental
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Albert Hill IV
	Name:	Albert Hill IV
	Title:	Co-Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: May 15, 2023	By:	/s/ Juan Jose Rosas
	Name:	Juan Jose Rosas
	Title:	Co-Chief Financial Officer and Director
(Principal Financial and Accounting Officer)