Form 10-Q
period 2023-06-30
Rose Hill Acquisition Corp
filed 2023-08-15
CIK 1870129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 4,256,893 Class A ordinary shares, par value $0.0001 per share, and 1,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ROSE HILL ACQUISITION CORPORATION
QUARTERLY REPORT ON FORM 10-Q

		Page
PART 1 — FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1
	Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022 (Unaudited)	2
	Condensed Statements of Changes in Redeemable Ordinary Shares and Shareholders’ Deficit for the three and six months ended June 30, 2023 and 2022 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Control and Procedures	22

PART II — OTHER INFORMATION
Item 6.	Exhibits	23
Signatures		24

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ROSE HILL ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$3,577	$96,119
Prepaid expenses	—	104,905
Due from affiliates	25,000	25,000
Total current assets	28,577	226,024
NON – CURRENT ASSETS
Investments held in Trust Account	2,917,376	148,742,661
Total Non – Current Assets	2,917,376	148,742,661
TOTAL ASSETS	$2,945,953	$148,968,685

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,196,239	$223,997
Total current liabilities	1,196,239	223,997
LONG TERM LIABILITIES
Derivative warrant liabilities	332,188	1,328,750
Deferred underwriting fee payable	1,500,000	7,187,500
Total long-term liabilities	1,832,188	8,516,250
Total liabilities	3,028,427	8,740,247

COMMITMENTS AND CONTINGENCIES (NOTE 4)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 256,893 and 14,375,000 shares at redemption value at June 30, 2023 and December 31, 2022, respectively	2,917,376	148,742,661

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022 respectively	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 4,000,000 and 0 shares issued and outstanding (excluding 256,893 and 14,375,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	400	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 1,031,250 and 5,031,250 shares issued and outstanding at June 30, 2023 and December 31, 2022 respectively	103	503
Additional paid-in capital	—	—
Accumulated deficit	(3,000,353)	(8,514,726)
Total shareholders’ deficit	(2,999,850)	(8,514,223)
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$2,945,953	$148,968,685

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative expenses	$909,264	$325,978	$1,170,972	$611,146
Loss from operations	(909,264)	(325,978)	(1,170,972)	(611,146)

Other income:
Earnings on investments held in Trust Account and other interest	34,775	198,121	435,595	212,901
Recovery of offering costs allocated to warrants	—	—	270,725	—
Change in fair value of warrants	465,062	256,204	996,562	3,207,910
Total other income	499,837	454,325	1,702,882	3,420,811

Net (loss) income	$(409,427)	$128,347	$531,910	$2,809,665

Weighted average shares outstanding of Class A ordinary shares subject to redemption	256,894	14,375,000	1,036,900	14,375,000
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.05	$0.01	$0.43	$0.15
Weighted average shares outstanding of Class A and Class B ordinary shares not subject to redemption	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net (loss) income per share, Class A and Class B ordinary shares not subject to redemption	$(0.08)	$(0.00)	$0.02	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A ordinary shares subject to possible redemption		Class A ordinary shares not subject to possible redemption		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2023	14,375,000	$148,742,661	$—	$—	$5,031,250	$503	$—	$(8,514,726)	$(8,514,223)
Redemptions	(14,118,106)	(146,259,586)	—	—	—	—	—	—	—
Recovery of Deferred Underwriter Commissions	—	—	—	—	—	—	—	5,416,775	5,416,775
Remeasurement of redeemable Class A ordinary shares to redemption value	—	399,927	—	—	—	—	—	(399,927)	(399,927)
Reclassification of Class B shares to Class A shares	—	—	4,000,000	400	(4,000,000)	(400)	—	—	—
Net income	—	—	—	—	—	—	—	941,337	941,337
Balance, March 31, 2023	256,894	2,883,002	4,000,000	400	1,031,250	103	—	(2,556,541)	(2,556,038)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	34,385	—	—	—	—	—	(34,385)	(34,385)
Redemptions	(1)	(11)
Net loss	—	—	—	—	—	—	—	(409,427)	(409,427)
Balance, June 30, 2023	256,893	$2,917,376	$4,000,000	$400	$1,031,250	$103	$—	$(3,000,353)	$(2,999,850)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A ordinary shares subject to possible redemption		Class A ordinary shares not subject to possible redemption		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2022	14,375,000	$146,625,000	$—	$—	$5,031,250	$503	$—	$(12,607,205)	$(12,606,702)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	17,509	—	—	—	—	—	(17,509)	(17,509)
Net income	—	—	—	—	—	—	—	2,681,318	2,681,318
Balance, March 31, 2022	14,375,000	146,642,509	—	—	5,031,250	503	—	(9,943,396)	(9,942,893)
Remeasurement of redeemable Class A ordinary shares to redemption value	—	197,982	—	—	—	—	—	(197,982)	(197,982)
Net income	—	—	—	—	—	—	—	128,347	128,347
Balance, June 30, 2022	14,375,000	$146,840,491	$—	$—	$5,031,250	$503	$—	$(10,013,031)	$(10,012,528)

The accompanying notes are an integral part of these unaudited condensed financial statements

ROSE HILL ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$531,910	$2,809,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings on investments held in Trust Account	—	(212,762)
Recovery of offering costs allocated to warrants	(270,725)	—
Change in fair value of warrants	(996,562)	(3,207,910)
Changes in operating assets and liabilities:
Prepaid expenses	104,905	153,786
Accounts payable and accrued expenses	972,242	136,841
Net cash provided by (used in) operating activities	341,770	(320,380)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	146,259,597	—
Reinvestment of dividend income on Trust Account	(434,312)	—
Net cash provided by investing activities	145,825,285	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of Class A common stock subject to possible redemption	(146,259,597)	—
Net cash used in financing activities	(146,259,597)	—

NET CHANGE IN CASH	$(92,542)	$(320,380)
CASH, BEGINNING OF PERIOD	96,119	658,747
CASH, END OF PERIOD	$3,577	$338,367

Non-cash investing and financing activities:
Reclassification of Class B shares to Class A shares	$400	$—
Impact of the recovery of deferred commission by the underwriters	$5,416,775	$—
Remeasurement of redeemable Class A ordinary shares to redemption value	$434,312	$215,491

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

As of June 30, 2023, the Company had not commenced any operations. Activity through June 30, 2023, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of earnings on investments from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on October 13, 2021. On October 18, 2021, the Company consummated the IPO of 12,500,000 units (“Units”) with respect to the Class A ordinary shares included in the units being offered (the “Public Shares”) at $10.00 per unit generating gross proceeds of $125,000,000.

The Company had until January 18, 2023, 15 months from the closing of the IPO to complete an Initial Business Combination. On January 12, 2023, the shareholders approved a proposal, as a special resolution, to amend the Company’s amended and restated memorandum and articles of association (“Articles”) to extend the date by which the Company must complete its Initial Business Combination from January 18, 2023, to July 18, 2023 (“Extension Proposal”). Additionally, the shareholders approved a proposal, as a special resolution, to amend the Articles to acknowledge and clarify that pursuant to the Articles, approval of the Company’s Initial Business Combination requires an ordinary resolution (“Clarification Proposal”). In connection with the vote to approve the Extension Proposal and Clarification Proposal, the holders of 14,118,106 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of approximately $146,000,000 million. Following such redemption, the amount of funds remaining in the Company’s trust account was approximately $2.8 million.

On June 29, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). The Company’s shareholders approved the proposal, as a special resolution, to amend the Articles to extend the date by which the Company must complete its Initial Business Combination from July 18, 2023, to January 18, 2024. In connection with the vote to approve the Extension Proposal, the holder of one Class A ordinary share of the Company exercised their right to redeem their share for a total redemption amount of $11.

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

On July 26, 2023, the Company received a delisting determination letter (the “Determination Letter”) from the Staff notifying the Company that (i) it had not regained compliance with Nasdaq Listing Rule 5550(a)(4) requiring a minimum of 500,000 publicly held shares and (ii) the Company’s Class A ordinary shares, warrants and units would be subject to delisting from The Nasdaq Capital Market. The Determination Letter further noted that, unless the Company requests an appeal of the Staff’s determination with the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s Class A ordinary shares, warrants and units on The Nasdaq Capital Market would be suspended at the opening of business on August 4, 2023, and a Form 25-NSE would be filed with the SEC removing the Company’s securities from listing and registration on The Nasdaq Capital Market.

With respect to the Determination Letter, on August 1, 2023, the Company requested a hearing before the Panel to appeal the Staff’s determination. The hearing before the Panel is expected to occur on October 5, 2023. The hearing request will stay the suspension and delisting of the Company’s securities pending a decision by the Panel. The Panel may, in its discretion, grant the Company an additional compliance period to regain compliance and maintain its Nasdaq listing; however, there can be no assurance that the Panel will grant such additional time.

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

Going Concern and Liquidity

As of June 30, 2023, the Company had $3,577 in its operating bank accounts, $2,917,376 in securities held in the Trust Account to be used for an Initial Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,167,662.

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

Business Combination with Prize

Business Combination Agreement

On October 20, 2022, the Company entered into a Business Combination Agreement with Inversiones e Inmobilaria GHC Ltda, a limited liability company organized under the laws of Chile (“Prize”) and, for certain limited purposes, Alejandro García Huidobro Empresario Individual (“AGH”) (as amended on July 17, 2023 and as it may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), pursuant to which, and subject to the terms and conditions set forth therein, prior to the consummation of the Business Combination (as defined below), (i) Prize caused to be incorporated under the laws of the Cayman Islands, (a) an exempted company with limited liability to serve as “PubCo” for all purposes under the Business Combination Agreement and (b) an exempted company with limited liability to serve as “Merger Sub” for all purposes under the Business Combination Agreement, (ii) Prize and AGH caused to be incorporated under the laws of Chile, a simplified stock corporation that will serve as “HoldCo” for all purposes under the Business Combination Agreement, in each case, as a direct wholly owned subsidiary of Prize and (iii) Prize and AGH will consummate a pre-closing restructuring pursuant to which, among other things, all subsidiaries of Prize will become direct or indirect subsidiaries of HoldCo, HoldCo will become a wholly owned subsidiary of Merger Sub, and Merger Sub will become a wholly owned subsidiary of Prize (collectively, the “Pre-Closing Restructuring”).

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

The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions and other terms relating to the Business Combination, are summarized below. Capitalized terms used in this Quarterly Report for the quarter ended June 30, 2023 (“Quarterly Report”) but not otherwise defined herein have the meanings given to them in the Business Combination Agreement, which is included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2022.

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

On July 17, 2023, Rose Hill, Prize and AGH, entered into Amendment No. 1 to Business Combination Agreement (the “Amendment”), pursuant to which the parties amended the Business Combination Agreement to (i) clarify the amount of shares to be issued by Merger Sub to Prize in connection with the Pre-Closing Restructuring (ii) permit Prize and AGH to solicit, initiate, enter into or continue discussions, negotiations or transactions with, or encourage or respond to any inquiries or proposals by, or provide any information to, any Person, concerning any merger, consolidation, sale of ownership interests and/or substantial portion of the assets, recapitalization or similar transaction of, by or involving Prize, HoldCo, PubCo or Merger Sub and terminate the BCA to enter into a definitive agreement with respect to any such transaction, in each case, until such time as Rose Hill, Prize and applicable investors agree in writing to the key economic terms of subscription agreements with respect to PIPE investments that, if consummated, would result in the receipt of proceeds of at least $50.0 million in the aggregate to PubCo in connection with the consummation of the Closing, and (iii) extend the date by which either Rose Hill, Prize or AGH can terminate the Business Combination Agreement, if the transactions contemplated thereby have not been consummated by such date, from July 18, 2023 to October 18, 2023.

Additionally, Prize has agreed to pay certain operating costs of the Company. For the three and six months ended June 30, 2023, Prize has reimbursed the Company $35,000 and $105,000, respectively, in operating costs. The Company accounts for these funds as contra-expenses in the statements of operations.

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

Sponsor Support Agreement Amendment

On July 31, 2023, Rose Hill, the Sponsor, Prize and Prize SuperFoods (“PubCo”), entered into Amendment No. 1 to the Sponsor Support Agreement (the “Amendment”), pursuant to which the parties amended the Sponsor Support Agreement to reflect the parties mutual agreement at the time the Business Combination Agreement, dated as of October 19, 2022, by and among Rose Hill, GHC and, for certain limited purposes, Alejandro García-Huidobro Empresario, an individual (the “Business Combination Agreement”), was executed that the Sponsor will forfeit 3,631,250 Rose Hill ordinary shares immediately prior to the transactions contemplated by the Business Combination Agreement such that the Sponsor will own 1,400,000 Rose Hill ordinary shares immediately following the forfeiture, 700,000 of which are subject to vesting conditions, as described in the Sponsor Support Agreement.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of June 30, 2023, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $3,577 and $96,119 of cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held U.S. Money Market Funds primarily invested in U.S. Treasury obligations. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023, or December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. At June 30, 2023 and December 31, 2022, 256,893 and 14,375,000 shares of Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At June 30, 2023 and December 31, 2022, 4,000,000 and 0 shares of Class A ordinary shares not subject to possible redemption is presented as equity as a component of shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Net Income per ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares subject to possible redemption or Public Shares and the Founder Shares which include the Class B ordinary shares and the Class A ordinary shares held by the Sponsor, not subject to possible redemption. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants and Private Placement Warrants to purchase 13,287,500 ordinary shares at $11.50 per share were issued on October 18, 2021. At June 30, 2023 and 2022, no Public Warrants or Private Placement Warrants have been exercised. The 13,287,500 potential shares of Class A ordinary shares for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary shares for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share.

For the three months ended June 30, 2023:

Net loss	$(409,427)
Less: Accretion of temporary equity to redemption value	(34,385)

Net loss excluding accretion of temporary equity to redemption	$(443,812)

	Class A shares subject to redemption	Class A and Class B shares not subject to redemption	Total
Weighted Average Shares outstanding	256,894	5,031,250	5,288,144
Ownership percentage	5%	95%
Total loss allocated	$(19,890)	$(389,537)	$(409,427)
Less: Accretion allocated based on ownership percentage	(1,670)	(32,715)	(34,385)
Plus: Accretion applicable to Class A redeemable shares	34,385	—	34,385

Total income (loss) by class	$12,825	$(422,252)	$(409,427)
Weighted Average Shares outstanding	256,894	5,031,250	5,288,144
Income (loss) per share	$0.05	$(0.08)

For the three months ended June 30, 2022:

Net income	$128,347
Less: Accretion of temporary equity to redemption value	(198,121)

Net income excluding accretion of temporary equity to redemption	$(69,774)

	Class A shares subject to redemption	Class A and Class B shares not subject to redemption	Total
Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250
Ownership percentage	74%	26%
Total income allocated	$95,072	$33,275	$128,347
Less: Accretion allocated based on ownership percentage	(146,756)	(51,365)	(198,121)
Plus: Accretion applicable to Class A redeemable shares	198,121	—	198,121

Total income by class	$146,437	$(18,090)	$128,347
Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250
Income per share	$0.01	$—

For the six months ended June 30, 2023:

Net income	$531,910
Less: Accretion of temporary equity to redemption value	(434,312)
Net income excluding accretion of temporary equity to redemption	$97,598

	Class A shares subject to redemption	Class B shares not subject to redemption	Total

Weighted Average Shares outstanding	1,036,900	5,031,250	6,068,150
Ownership percentage	17%	83%
Total income allocated	$90,891	$441,019	$531,910
Less: Accretion allocated based on ownership percentage	(74,213)	(360,099)	(434,312)
Plus: Accretion applicable to Class A redeemable shares	434,312	—	434,312
Total income by class	$450,990	$80,920	$531,910
Weighted Average Shares outstanding	1,036,900	5,031,250	6,068,150
Income per share	$0.43	$0.02

For the six months ended June 30, 2022:

Net income	$2,809,665
Less: Accretion of temporary equity to redemption value	(212,901)

Net income excluding accretion of temporary equity to redemption	$2,596,764

	Class A shares subject to redemption	Class A and Class B shares not subject to redemption	Total
Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250
Ownership percentage	74%	26%
Total income allocated	$2,081,233	$728,432	$2,809,665
Less: Accretion allocated based on ownership percentage	(157,704)	(55,197)	(212,901)
Plus: Accretion applicable to Class A redeemable shares	212,901	—	212,901

Total income by class	$2,136,430	$673,235	$2,809,665
Weighted Average Shares outstanding	14,375,000	5,031,250	19,406,250
Income per share	$0.15	$0.13

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

Note 3 — Related Party Transactions

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there were no Working Capital Loans outstanding.

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

For the three and six months ended June 30, 2023, $2,100 and $3,500, respectively, has been incurred and paid under this agreement. For the three and six months ended June 30, 2022, $39,000 and $78,000, respectively, has been incurred and paid under this agreement.

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

As discussed in Note 1, on June 29, 2023, the Company’s shareholders approved the proposal to extend the date by which the Company must complete its Initial Business Combination from July 18, 2023, to January 18, 2024. In connection with the vote to approve the Extension Proposal, the holder of one Class A ordinary share of the Company exercised their right to redeem their share for a total redemption amount of $11.

Note 5 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 2,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Ordinary Shares

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 4,000,000 and -0- shares of Class A ordinary shares issued and outstanding (excluding 256,893 and 14,375,000 shares of Class A ordinary shares subject to possible redemption), respectively.

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

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,031,250 and 5,031,250 shares of Class B ordinary shares outstanding, respectively.

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

At June 30, 2023 and December 31, 2022, assets held in the Trust Account were comprised of U.S. Money Market Funds primarily invested in U.S. Treasury obligations.

At June 30, 2023 and December 31, 2022, there were 7,187,500 Public Warrants and 6,100,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

JUNE 30, 2023:

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Funds	$2,917,376	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$179,688	$—	$—
Warrant Liability - Private Warrants	$—	$152,500	$—

DECEMBER 31, 2022:

	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Funds	$148,742,661	$—	$—
Liabilities:
Warrant Liability - Public Warrants	$718,750	$—	$—
Warrant Liability - Private Warrants	$—	$610,000	$—

At June 30, 2023 and December 31, 2022 the fair value of the Public Warrants was based on quoted market prices in an active market. The Company considers the Private Placement Warrants to be economically equivalent to the Public Warrants. As such, the fair value of the Private Placement Warrants is measured by reference to the trading price of the Public Warrants; which is considered a Level 2 fair value measurement.

At June 30, 2023 and December 31, 2022, the Public Warrants and Private Placement Warrants were valued at $0.025 and $0.10, respectively.

Note 8 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 17, 2023, the Company (“Rose Hill”), Prize and AGH, entered into Amendment No. 1 to Business Combination Agreement (the “Amendment”), pursuant to which the parties amended the Business Combination Agreement to (i) clarify the amount of shares to be issued by Merger Sub to Prize in connection with the Pre-Closing Restructuring, (ii) permit Prize and AGH to solicit, initiate, enter into or continue discussions, negotiations or transactions with, or encourage or respond to any inquiries or proposals by, or provide any information to, any Person, concerning any merger, consolidation, sale of ownership interests and/or substantial portion of the assets, recapitalization or similar transaction of, by or involving Prize, HoldCo, PubCo or Merger Sub and terminate the Business Combination Agreement to enter into a definitive agreement with respect to any such transaction, in each case, until such time as Rose Hill, Prize and applicable investors agree in writing to the key economic terms of subscription agreements with respect to PIPE investments that, if consummated, would result in the receipt of proceeds of at least $50.0 million in the aggregate to PubCo in connection with the Closing, and (iii) extend the date by which either Rose Hill, Prize or AGH can terminate the Business Combination Agreement, if the transactions contemplated thereby have not been consummated by such date, from July 18, 2023 to October 18, 2023.

On July 26, 2023, the Company received a delisting determination letter (the “Determination Letter”) from the Staff notifying the Company that (i) it had not regained compliance with Nasdaq Listing Rule 5550(a)(4) requiring a minimum of 500,000 publicly held shares and (ii) the Company’s Class A ordinary shares, warrants and units are subject to delisting from The Nasdaq Capital Market. The Determination Letter further noted that, unless the Company requests an appeal of the Staff’s determination with the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s Class A ordinary shares, warrants and units on The Nasdaq Capital Market will be suspended at the opening of business on August 4, 2023, and a Form 25-NSE would be filed with the SEC removing the Company’s securities from listing and registration on The Nasdaq Capital Market.

With respect to the Determination Letter, on August 1, 2023, the Company requested a hearing before the Panel to appeal the Staff’s determination. The hearing before the Panel is expected to occur on October 5, 2023. The hearing request will stay the suspension and delisting of the Company’s securities pending a decision by the Panel. The Panel may, in its discretion, grant the Company an additional compliance period to regain compliance and maintain its Nasdaq listing; however, there can be no assurance that the Panel will grant such additional time.

On July 31, 2023, Rose Hill, the Sponsor, Prize and Prize SuperFoods (“PubCo”), entered into Amendment No. 1 to the Sponsor Support Agreement (the “Amendment”), pursuant to which the parties amended the Sponsor Support Agreement to reflect the parties mutual agreement at the time the Business Combination Agreement, dated as of October 19, 2022, by and among Rose Hill, GHC and, for certain limited purposes, Alejandro García-Huidobro Empresario, an individual (the “Business Combination Agreement”), was executed that the Sponsor will forfeit 3,631,250 Rose Hill ordinary shares immediately prior to the transactions contemplated by the Business Combination Agreement such that the Sponsor will own 1,400,000 Rose Hill ordinary shares immediately following the forfeiture, 700,000 of which are subject to vesting conditions, as described in the Sponsor Support Agreement.

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

Business Combination with Prize

Business Combination Agreement

On October 20, 2022, we entered into a Business Combination Agreement with Prize and, for certain limited purposes, AGH, pursuant to which, and subject to the terms and conditions set forth therein, prior to the consummation of the Business Combination, (i) Prize caused to be incorporated under the laws of the Cayman Islands, (a) an exempted company with limited liability to serve as “PubCo” for all purposes under the Business Combination Agreement and (b) an exempted company with limited liability to serve as “Merger Sub” for all purposes under the Business Combination Agreement, (ii) Prize and AGH caused to be incorporated under the laws of Chile, a simplified stock corporation that will serve as “HoldCo” for all purposes under the Business Combination Agreement, in each case, as a direct wholly owned subsidiary of Prize and (iii) Prize and AGH will consummate the Pre-Closing Restructuring pursuant to which, among other things, all subsidiaries of Prize will become direct or indirect subsidiaries of HoldCo, HoldCo will become a wholly owned subsidiary of Merger Sub, and Merger Sub will become a wholly owned subsidiary of Prize.

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

On July 17, 2023, Rose Hill, Prize and AGH, entered into the Amendment, pursuant to which the parties amended the Business Combination Agreement to (i) clarify the amount of shares to be issued by Merger Sub to Prize in connection with the Pre-Closing Restructuring, (ii) permit Prize and AGH to solicit, initiate, enter into or continue discussions, negotiations or transactions with, or encourage or respond to any inquiries or proposals by, or provide any information to, any Person, concerning any merger, consolidation, sale of ownership interests and/or substantial portion of the assets, recapitalization or similar transaction of, by or involving Prize, HoldCo, PubCo or Merger Sub and terminate the Business Combination Agreement to enter into a definitive agreement with respect to any such transaction, in each case,  until such time as Rose Hill, Prize and applicable investors agree in writing to the key economic terms of subscription agreements with respect to PIPE investments that, if consummated, would result in the receipt of proceeds of at least $50.0 million in the aggregate to PubCo in connection with the Closing, and (iii) extend the date by which either Rose Hill, Prize or AGH can terminate the Business Combination Agreement, if the transactions contemplated thereby have not been consummated by such date, from July 18, 2023 to October 18, 2023.

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

Sponsor Support Agreement Amendment

On July 31, 2023, Rose Hill, the Sponsor, Prize and Prize SuperFoods (“PubCo”), entered into Amendment No. 1 to the Sponsor Support Agreement (the “Amendment”), pursuant to which the parties amended the Sponsor Support Agreement to reflect the parties mutual agreement at the time the Business Combination Agreement, dated as of October 19, 2022, by and among Rose Hill, GHC and, for certain limited purposes, Alejandro García-Huidobro Empresario, an individual (the “Business Combination Agreement”), was executed that the Sponsor will forfeit 3,631,250 Rose Hill ordinary shares immediately prior to the transactions contemplated by the Business Combination Agreement such that the Sponsor will own 1,400,000 Rose Hill ordinary shares immediately following the forfeiture, 700,000 of which are subject to vesting conditions, as described in the Sponsor Support Agreement.

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

On February 28, 2023, the Sponsor converted 4,000,000 of its Class B ordinary shares to Class A ordinary shares of the Company on a 1:1 basis as part of the Company’s plan to regain compliance with the Nasdaq Listing Rules. As a result, the Company’s market capitalization as of June 30, 2023, was $42,186,711. The newly converted Class A ordinary shares held by the Sponsor are not subject to redemptions and have no rights to funds held in the Trust Account.

On July 26, 2023, the Company received a delisting determination letter (the “Determination Letter”) from the Staff notifying the Company that (i) it had not regained compliance with Nasdaq Listing Rule 5550(a)(4) requiring a minimum of 500,000 publicly held shares and (ii) the Company’s Class A ordinary shares, warrants and units are subject to delisting from The Nasdaq Capital Market. The Determination Letter further noted that, unless the Company requests an appeal of the Staff’s determination with the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s Class A ordinary shares, warrants and units on The Nasdaq Capital Market would be suspended at the opening of business on August 4, 2023, and a Form 25-NSE would be filed with the SEC removing the Company’s securities from listing and registration on The Nasdaq Capital Market.

With respect to the Determination Letter, on August 1, 2023, the Company requested a hearing before the Panel to appeal the Staff’s determination. The hearing before the Panel is expected to occur on October 5, 2023. The hearing request will stay the suspension and delisting of the Company’s securities pending a decision by the Panel. The Panel may, in its discretion, grant the Company an additional compliance period to regain compliance and maintain its Nasdaq listing; however, there can be no assurance that the Panel will grant such additional time.

Results of Operations

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and IPO, and since the IPO, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of earnings from the proceeds derived from the Initial Public Offering.

For the three months ended June 30, 2023, we had a net loss of $409,427 which consists of operating expenses of $909,264 partially offset by earnings on investments held in trust account and other interest of $34,775 and change in fair value of warrants of $465,062.

For the three months ended June 30, 2022, we had a net income of $128,347 which consists of operating expenses of $325,978, Interest income on investments held in trust account and other interest of $198,121 and change in fair value of warrants of $256,204.

For the six months ended June 30, 2023, we had a net income of $531,910 which consists of operating expenses of $1,170,972 partially offset by earnings on investments held in trust account and other interest of $435,595, recovery of offering costs allocated to warrants of $270,725 and change in fair value of warrants of $996,562.

For the six months ended June 30, 2022, we had a net income of $2,809,665 which consists of operating expenses of $611,146, Interest income on investments held in trust account and other interest of $212,901 and change in fair value of warrants of $3,207,910.

Liquidity and Capital Resources

For the period ended June 30, 2023, there was $341,770 cash provided by operating activities.

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

At June 30, 2023, we had cash of $3,577 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.25 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans. In addition, the Company does not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

In connection with the Company’s shareholder vote to approve the Extension Proposal on January 12, 2023, the holders of 14,118,106 of our Class A ordinary shares originally issued in our IPO exercised their right to redeem their shares for cash at a redemption price of approximately $10.36 per share, for an aggregate redemption amount of approximately $146 million.

On June 29, 2023, the Company’s shareholders approved the proposal to extend the date by which the Company must complete its Initial Business Combination from July 18, 2023, to January 18, 2024. In connection with the vote to approve the Extension Proposal, the holder of one Class A ordinary share of the Company exercised their right to redeem their share for a total redemption amount of $11.

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

The underwriters were entitled to a deferred underwriting commission of $0.50 per Unit, or $7,187,500 from the closing of the IPO. In association with the redemption of the Company’s Class A ordinary shares on January 12, 2023, the underwriters have agreed to a reduced commission of $1,500,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023 to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) accumulated and communicated to Management, including the certifying officers, as appropriate to allow timely decisions regarding required disclosures. As previously reported in our 2022 Annual Report on Form 10-K, management concluded that the Company did not maintain adequate controls over the classification of the statement of cash flows. We identified material weaknesses in our internal control over financial reporting. As previously reported in our 2022 Annual Report on Form 10-K, management concluded that the Company did not maintain adequate controls over the classification of the statement of cash flows. This material weakness continues to exist at June 30, 2023.

Remediation Plan

Management plans to remediate the material weakness identified above by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

10.1
Amendment No. 1 to The Sponsor Support Agreement, dated as of July 31, 2023, by and among Rose Hill Acquisition Corporation, Rose Hill Sponsor LLC, Inversiones e Inmobilaria GHC Ltda and Prize SuperFoods (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 4, 2023.

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

ROSE HILL ACQUISITION CORPORATION

Date: August 15, 2023	By:	/s/ Felipe Canales
	Name:	Felipe Canales
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2023	By:	/s/ Marco Simental
	Name:	Marco Simental
	Title:	Co-Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2023	By:	/s/ Albert Hill IV
	Name:	Albert Hill IV
	Title:	Co-Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

Date: August 15, 2023	By:	/s/ Juan Jose Rosas
	Name:	Juan Jose Rosas
	Title:	Co-Chief Financial Officer and Director
(Principal Financial and Accounting Officer)